Form 10-Q
period 1996-03-31
BETTIS CORP /DE/
filed 1996-05-13
CIK 919964

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996
                                                        OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-23568

                               Bettis Corporation
             (Exact name of registrant as specified in its charter)

                               Delaware 76-0428239
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                                 18703 GH Circle
                               Waller, Texas 77484
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code (713) 463-5100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of May 10, 1996, 8,480,235 shares of common stock ($.01 par value) were outstanding.

                                                BETTIS CORPORATION



Part I.Financial Statements

Item 1.    Financial Statements

     I. Consolidated Balance Sheets (unaudited) as of March 31, 1996 and December 31, 1995.

     II. Consolidated Statements of Operations (unaudited) for the three months ended March 31, 1996 and 1995.

     III. Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1996 and 1995.

     IV. Notes to Consolidated Financial Statements (unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1.  Financial Statements

                                                BETTIS CORPORATION
                                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                       March 31, 1996 and December 31, 1995

                                                                                      March 31,      December 31,
                                                                                        1996             1995
                                                                                            (in thousands)
                                                      ASSETS

Current assets:
     Cash and cash equivalents ....................................................  $     800        $     801
     Accounts receivable, net......................................................     12,799           12,321
     Inventories...................................................................     10,537            9,097
     Prepaid expenses..............................................................        822              931
     Other current assets..........................................................        552              418
       Total current assets........................................................     25,510           23,568
Property, plant and equipment, net.................................................     14,986           15,368
Excess cost over net assets acquired, less accumulated amortization
     of $868 and $835, respectively................................................      5,820            5,853
Other assets.......................................................................      1,064            1,087
                                                                                     $  47,380        $  45,876

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term bank debt..........................................................  $   2,850        $   3,364
     Accounts payable, trade.......................................................      5,088            4,791
     Accrued liabilities...........................................................      3,820            3,741
     Current maturities of long-term debt..........................................      2,587            2,583
       Total current liabilities...................................................     14,345           14,479
Long-term debt.....................................................................     11,077            9,898
Deferred income taxes..............................................................        571              624
Other non-current liabilities......................................................         66               66
Commitments and contingencies (Note 4)
Stockholders' equity:
     Common stock, par value $.01 per share, 30,000,000 shares
       authorized and 8,480,235 shares issued and outstanding......................         85               85
     Paid-in capital...............................................................      5,767            5,767
     Retained earnings.............................................................     16,713           16,121
     Cumulative translation adjustment.............................................     (1,244)          (1,164)
       Total stockholders' equity..................................................     21,321           20,809
                                                                                     $  47,380        $  45,876








     The accompanying notes are an integral part of the consolidated financial statements.


                               BETTIS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               For the three months ended March 31, 1996 and 1995
               (in thousands, except share and per share amounts)


                                                                                         1996            1995


Net revenues.......................................................................  $  14,821        $  12,962
Operating costs and expenses:
     Manufacturing and direct......................................................      9,863            8,472
     Selling, general and administrative...........................................      3,616            3,525
                                                                                        13,479           11,997

Operating income...................................................................      1,342              965

Other income (expense):
     Interest......................................................................       (249)            (294)
     Other, net....................................................................        (37)              40
                                                                                          (286)            (254)

Earnings before income tax provision...............................................      1,056              711

Income tax provision...............................................................        464              300

Net earnings.......................................................................  $     592        $     411



Earnings per common share..........................................................  $     .07        $     .05

Weighted average common and common equivalent shares outstanding...................  8,605,617        8,496,075


















     The accompanying notes are an integral part of the consolidated financial statements.


                               BETTIS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the three months ended March 31, 1996 and 1995

                                                                                        1996             1995
                                                                                            (in thousands)


Cash flows from operating activities:
Net earnings.......................................................................  $     592         $     411
Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
Depreciation and amortization......................................................        626               551
(Gain) loss on sale of assets......................................................         (2)               10
Deferred income taxes..............................................................        (52)               (9)
Changes in assets and liabilities:
     Increase in accounts receivable, net..........................................       (577)           (1,278)
     (Increase) decrease in inventories............................................     (1,572)              471
     (Increase) decrease in prepaid expenses and other current assets..............        (38)                4
     Increase (decrease) in accounts payable, trade................................        327              (111)
     Increase in accrued liabilities...............................................        137               342
          Net cash provided by (used in) operating activities......................       (559)              391

Cash flows from investing activities:
Additions to property, plant and equipment.........................................       (285)             (337)
Proceeds from sale of assets.......................................................         15                 1
     Net cash used in investing activities.........................................       (270)             (336)

Cash flows from financing activities:
Decrease in short-term bank debt...................................................       (465)           (1,322)
Reduction of long-term debt........................................................       (666)             (312)
Long-term debt borrowings..........................................................      1,900               131
     Net cash provided by (used in) financing activities...........................        769            (1,503)

Effect of exchange rate changes on cash............................................         59              (185)
Net decrease in cash and cash equivalents..........................................         (1)           (1,633)
Cash and cash equivalents at beginning of period...................................        801             2,489
Cash and cash equivalents at end of period.........................................  $     800         $     856

- --------------










     The accompanying notes are an integral part of the consolidated financial statements.

                                                BETTIS CORPORATION
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)


1.   Summary of Significant Accounting Policies

     The financial statements of Bettis Corporation ("Bettis") and its wholly-owned subsidiaries are presented on a consolidated basis and include all adjustments, consisting of normal recurring adjustments and any other financial adjustments considered necessary by management for the fair presentation of the consolidated financial position of Bettis and its subsidiaries at March 31, 1996 and the consolidated results of their operations and their cash flows for the three months ended March 31, 1996 and 1995.

     All significant intercompany transactions and balances are eliminated. This presentation is consistent with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 and should be read in conjunction herewith.


2.   Inventories

     At March 31, 1996 and December 31, 1995, inventories were comprised of the following:


                                                                                      March 31,            December 31,
                                                                                        1996             1995
                                                                                            (in thousands)


      Raw materials and supplies...................................................  $   9,651        $   8,470
      Finished parts and sub-assemblies............................................        886              627
                                                                                     $  10,537        $   9,097

(Unaudited)


3.    Long-Term Debt and Obligations

     Long-term debt at March 31, 1996 and December 31, 1995 consisted of the following:

                                                                                      March 31,      December 31,
                                                                                        1996             1995
                                                                                            (in thousands)

Note payable to bank, interest at 5.95% payable through 1999....................... $   6,500        $   7,000
Revolving credit facility, interest at prime rate (8.25% at
      March 31, 1996) payable through April 30, 1997...............................     2,900            1,000
Term loan to bank, interest at the Canadian prime rate (6.75% at
      March 31, 1996) payable through August 31, 2001..............................     2,023            2,107
Capital lease obligations..........................................................     2,241            2,374
                                                                                       13,664           12,481
      Less current maturities......................................................    (2,587)          (2,583)

                                                                                    $  11,077        $   9,898

4.  Commitments and Contingencies

     The Company is a defendant from time to time in various civil lawsuits involving normal and usual claims arising in the ordinary course of its business. In the opinion of management, all such matters are either covered by insurance or involve amounts such that an unfavorable disposition of the proceedings would not have a material effect on the accompanying consolidated financial statements of the Company.

5.    Income Taxes

     The components of pre-tax earnings and the income tax provision were as follows:

                                                                                     Three Months Ended
                                                                                 March 31,          March 31,
                                                                                   1996                1995
                                                                                 ---------          ---------
                                                                                       (in thousands)


Pre-tax Earnings:
     Domestic...........................................................        $ 1,053             $   576
     Foreign ...........................................................              3                 135
                                                                                -------             -------
                                                                                $ 1,056             $   711

Income tax provision (benefit):
     Current:
     U.S. Federal.......................................................        $   370             $   212
     State..............................................................             36                  21
     Foreign............................................................            124                  81
                                                                                -------             -------
                                                                                    530                 314
Deferred:
     U.S. Federal.......................................................            (23)                (14)
     Foreign............................................................             43)                  -
                                                                                -------             -------
                                                                                    (66)                (14)
                                                                                -------             -------

Total income tax provision..............................................        $   464             $   300


6.    Earnings Per Share

     At March 31, 1996, common stock outstanding aggregated 8,480,235 shares. Primary earnings per share were calculated on the basis of 8,605,617 and 8,496,075 weighted shares for the three months ended March 31, 1996 and 1995, respectively. Fully diluted earnings per share are not presented as the results would not be materially different from primary earnings per share.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Three Month Period Ended March 31, 1996 as Compared to the Three Months Ended March 31, 1995

     Net revenues for the three month period ended March 31, 1996 totalled $14,821,000 as compared to $12,962,000 for the same period in 1995, reflecting an increase of $1,859,000, or 14.3%. The increase was due principally to revenues from significant project sales at the U.S. operations of the Company.

     Gross margin as a percentage of revenues was 33.5% and 34.6% for the three month periods ended March 31, 1996 and 1995, respectively. The margin decrease was due to increased costs of raw materials and sales of products that carried a lower margin.

     Interest expense for the three months ended March 31, 1996 decreased by $45,000 from the same period in 1995 principally due to the decreased borrowings of the Company.

     The effective tax rate for the three months ended March 31, 1996 and 1995, respectively, were 43.9% and 42.2%, respectively. The principal reason for the difference between the statutory rate of 34% and the effective tax rate was the effect of state income taxes and losses from operations at the Company's French subsidiary for which no tax benefit was applicable.

Liquidity and Financial Condition

     Cash used in operations was $559,000 for the three months ended March 31, 1996 as compared to cash provided from operations in the same 1995 period of $391,000.

     Working capital at March 31, 1996 was $11,165,000. This was an increase of $2,076,000 from December 31, 1995 and was due principally to the earnings of the Company and an increase in inventory due to projects to be shipped in the next three months.

     At March 31, 1996, Bettis had a credit agreement with a bank for a term loan facility, a $7,000,000 revolving credit facility and a $2,000,000 foreign exchange facility. The term loan had an outstanding balance of $6,500,000 at March 31, 1996, bears interest at the rate of 5.95% per annum and matures on April 30, 1999. Principal in the amount of $500,000 plus interest is payable quarterly.

     Each of Bettis' foreign subsidiaries has a credit facility with a bank in the country in which its principal office is located. At March 31, 1996, the aggregate amount of loans outstanding under these credit facilities was approximately $4,873,000.

     Capital expenditures for the three month period ended March 31, 1996 were $285,000. Bettis anticipates that capital expenditures during the remainder of 1996 will be approximately $2,750,000. The Company expects to fund these expenditures and all working capital requirements through funds from operations and borrowings under its revolving lines of credit.


Part II.   Other Information

Item 6.   Exhibits and reports on Form 8-K

     (a) Exhibits: 11.1 Computation of Earnings Per Common and Common Equivalent Shares for the three months ended March 31, 1996 and 1995.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BETTIS CORPORATION
(Registrant)




Date: May 13, 1996
By:   /S/ Wilfred M. Krenek


- -----------------------------------------------------
Wilfred M. Krenek, Vice President,
and Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                                                       Exhibit 11.1

                               BETTIS CORPORATION
         COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES
               For the three months ended March 31, 1996 and 1995
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                                        1996             1995


Computation of primary earnings per common share:
Net earnings applicable to common stock............................................ $       592      $       411

Weighted average number of common shares outstanding...............................   8,480,235        8,480,235
Common shares issuable from stock option plans.....................................     788,000          486,000
Less:  shares assumed repurchased with proceeds....................................    (662,618)        (470,160)
Common and common equivalent shares outstanding....................................   8,605,617        8,496,075

Primary earnings per common share.................................................. $       .07      $       .05


Computation of earnings per common share assuming full dilution:
Net earnings applicable to common stock assuming full dilution..................... $       592      $       411

Weighted average number of common shares outstanding...............................   8,480,235        8,480,235
Common shares issuable from stock option plans.....................................     788,000          486,000
Less:  shares assumed repurchased with proceeds....................................    (658,818)        (465,837)
Common and common equivalent shares outstanding
      assuming full dilution.......................................................   8,609,417        8,500,398

Fully diluted earnings per common share............................................ $       .07      $       .05
