Form 10-Q
period 1996-06-30
BETTIS CORP /DE/
filed 1996-08-14
CIK 919964

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------





                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

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

                                    YES X NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 8, 1996, 8,483,435 shares of common stock ($.01 par value) were outstanding.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                      BETTIS CORPORATION

PART I.FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

     I. Consolidated Balance Sheets (unaudited) as of June 30, 1996 and December 31, 1995.

     II. Consolidated Statements of Operations (unaudited) for the six months ended June 30, 1996 and 1995.

     III. Consolidated Statements of Operations (unaudited) for the three months ended June 30, 1996 and 1995.

     IV. Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 1996 and 1995.

     V.   Notes to Consolidated Financial Statements (unaudited).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 1.  FINANCIAL STATEMENTS

                               BETTIS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                            JUNE 30,    DECEMBER 31,
                                                              1996          1995
                                                            --------      ------
                                                                (IN THOUSANDS)
                             ASSETS
Current assets:
    Cash and cash equivalents ............................    $ 1,852    $   801
    Accounts receivable, net .............................     15,641     12,321
    Inventories ..........................................     14,386      9,097
    Prepaid expenses .....................................      1,391        931
    Other current assets .................................        651        418
                                                              -------    -------
      Total current assets ...............................     33,921     23,568
Property, plant and equipment, net .......................     15,575     15,368
Excess cost over net assets acquired, less accumulated
    amortization of $946 and $835, respectively ..........      8,766      5,853
Other assets .............................................      2,186      1,087
                                                              -------    -------
                                                              $60,448    $45,876

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term bank debt....................................  $ 5,013    $3,364
    Accounts payable, trade.................................    4,879     4,791
    Accrued liabilities.....................................    8,482     3,741
    Current maturities of long-term debt....................    2,766     2,583
                                                              -------   -------
      Total current liabilities.............................   21,140    14,479
                                                              -------   -------
Long-term debt..............................................   16,730     9,898
                                                              -------   -------
Deferred income taxes.......................................      579       624
                                                              -------   -------
Other non-current liabilities...............................       66        66
                                                              -------   -------
Commitments and contingencies (Note 4)
Stockholders' equity:
    Common stock,  par value $.01 per share,
      30,000,000 shares authorized and 8,483,435
      and 8,480,235 shares issued and outstanding
      at June 30, 1996 and December 31, 1995,
      respectively..........................................       85        85
    Paid-in capital.........................................    5,777     5,767
    Retained earnings.......................................   17,202    16,121
    Cumulative translation adjustment.......................   (1,131)   (1,164)
                                                              -------   -------
      Total stockholders' equity............................   21,933    20,809
                                                              -------   -------
                                                              $60,448   $45,876

     The accompanying notes are an integral part of the consolidated financial statements.

                               BETTIS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                        1996        1995
                                                                                      --------    --------

Net revenues ...................................................................      $ 29,814    $ 26,394
                                                                                      --------    --------
Operating costs and expenses:
    Manufacturing and direct ...................................................        19,859      17,221
    Selling, general and administrative ........................................         7,192       7,090
                                                                                      --------    --------
                                                                                        27,051      24,311

Operating income ...............................................................         2,763       2,083
                                                                                      --------    --------

Other income (expense):

    Interest ...................................................................          (548)      (585)
    Other, net .................................................................          (142)        145
                                                                                      ---------   --------
                                                                                          (690)       (440)

Earnings before income tax provision ...........................................         2,073       1,643

Income tax provision ...........................................................           992         670
                                                                                      ---------   --------

Net earnings ...................................................................      $  1,081    $    973
                                                                                      =========   ========


Earnings per common share ......................................................      $    .13    $    .11
                                                                                      =========   ========

Weighted average common and common equivalent shares outstanding ...............     8,611,299   8,499,019
                                                                                     =========   =========



















     The accompanying notes are an integral part of the consolidated financial statements.

                               BETTIS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         1996         1995

Net revenues........................................................  $14,993       $13,432
                                                                      -------       -------
Operating costs and expenses:
    Manufacturing and direct........................................    9,996         8,749
    Selling, general and administrative.............................    3,576         3,565
                                                                      -------       -------
                                                                       13,572        12,314

Operating income....................................................    1,421         1,118
                                                                      -------       -------

Other income (expense):

    Interest........................................................     (299)         (291)
    Other, net......................................................     (105)          105
                                                                      -------       -------
                                                                         (404)         (186)

Earnings before income tax provision................................    1,017           932

Income tax provision................................................      528           370
                                                                      -------       -------

Net earnings........................................................  $   489       $   562
                                                                      =======       =======



Earnings per common share...........................................  $   .06       $   .07
                                                                      =======       =======

Weighted average common and common equivalent shares outstanding..  8,613,145     8,502,137
                                                                    =========     =========



















     The accompanying notes are an integral part of the consolidated financial statements.

                               BETTIS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                        1996          1995
                                                                      --------      ------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings .......................................................  $ 1,081        $   973
Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:

Depreciation and amortization.......................................    1,269          1,169
(Gain) loss on sale of assets.......................................      (21)            11
Deferred income taxes...............................................      (70)           (15)
Changes in assets and liabilities, net of effects from acquisitions:
    (Increase) decrease in accounts receivable, net.................      185         (1,420)
    Increase in inventories.........................................   (2,325)          (371)
    Increase in prepaid expenses and other current assets...........     (632)          (243)
    Increase (decrease) in accounts payable, trade..................     (556)           910
    Increase in accrued liabilities.................................      537            245
                                                                      -------        -------
      Net cash provided by (used in) operating activities...........     (532)         1,259
                                                                      -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment..........................     (461)          (546)
Proceeds from sale of assets........................................       44              5
Purchase of stock of Dantorque A/S, net of cash received............   (3,033)             -
Purchase of stock of Prime Actuator Control Systems, Ltd.

    and Prime Actuator Control Systems, Inc, net of cash received...   (2,468)             -
                                                                      -------        -------
      Net cash used in investing activities.........................   (5,918)          (541)
                                                                      -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in short-term bank debt.........................      447         (1,137)
Reduction of long-term debt.........................................   (1,273)        (1,531)
Long-term debt borrowings...........................................    8,200              -
Exercise of stock options...........................................       10              -
                                                                      -------        -------
      Net cash provided by (used in) financing activities...........    7,384         (2,668)
                                                                      -------        -------

Effect of exchange rate changes on cash.............................      117           (252)
                                                                      -------        -------
Net increase (decrease) in cash and cash equivalents................    1,051         (2,202)
Cash and cash equivalents at beginning of period....................      801          2,489
                                                                      -------        -------
Cash and cash equivalents at end of period..........................  $ 1,852        $   287
                                                                      =======        =======











     The accompanying notes are an integral part of the consolidated financial statements.

                                      BETTIS CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The financial statements of Bettis Corporation ("Bettis" or the "Company") and its wholly-owned subsidiaries are presented on a consolidated basis and include all adjustments, consisting of normal recurring adjustments and any other financial adjustments considered necessary by management for the fair presentation of the consolidated financial position of Bettis and its subsidiaries at June 30, 1996 and the consolidated results of their operations for the three and six months ended June 30, 1996 and 1995, and their cash flows for the six months ended June 30, 1996 and 1995.

    All significant intercompany transactions and balances are eliminated. This presentation is consistent with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 and should be read in conjunction herewith.

2.  INVENTORIES

    At June 30, 1996 and December 31, 1995, inventories were comprised of the following:

                                                                      JUNE 30,     DECEMBER 31,
                                                                        1996          1995
                                                                       ------        -----
                                                                          (IN THOUSANDS)

     Raw materials and supplies.....................................  $11,735       $ 8,470
     Finished parts and sub-assemblies..............................    2,651           627
                                                                      -------       -------
                                                                      $14,386       $ 9,097
                                                                      =======       =======

                                      BETTIS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (UNAUDITED)


3.   LONG-TERM DEBT AND OBLIGATIONS

     Long-term debt at June 30, 1996 and December 31, 1995 consisted of the following:

                                                                      JUNE 30,    DECEMBER 31,
                                                                        1996          1995
                                                                      --------      ------
                                                                          (IN THOUSANDS)

Note payable to bank, interest at 5.95% payable through 1999........ $  6,000      $  7,000
Revolving credit facility, interest at prime rate (8.25% at
     June 30, 1996) payable through April 30, 1998..................    9,200         1,000
Term loan to bank, interest at the Canadian prime rate (6.5% at
     June 30, 1996) payable through August 31, 2001.................    1,925         2,107
Term loan to bank, interest at the Danish rate (7.5% at
     June 30, 1996) payable through March 28, 1998..................      192             -
Capital lease obligations...........................................    2,179         2,374
                                                                     --------      --------
                                                                       19,496        12,481

     Less current maturities........................................   (2,766)       (2,583)
                                                                     --------      --------
                                                                     $ 16,730      $  9,898
                                                                     ========      ========

     On June 6, 1996, the credit agreement between Bettis and its bank was amended to increase the revolving credit facility from $7,000,000 to $10,000,000 and to extend the maturity date to April 30, 1998. Funds from the amended facility were used for the acquisition of the stock of Dantorque A/S.

     On July 8, 1996, the credit agreement described above was again modified and restated to increase the revolving credit facility available from $10,000,000 to $30,000,000. As collateral for the modified and restated credit facility, the Company pledged substantially all of its assets in the United States and gave a security interest in the stock of its foreign subsidiaries. The credit facility contains covenants relating to: a minimum current ratio; a maximum ratio of debt to earnings before taxes, interest and depreciation; a minimum tangible net worth; a minimum fixed charge coverage ratio; and an annual maximum amount of capital expenditures. In addition, the Company is prohibited from incurring additional collateralized indebtedness with the exception of a permitted amount of purchase money indebtedness. Interest is payable quarterly. The funds made available from the modified and restated credit facility were used to acquire the stock of Prime Actuator Control Systems, Ltd., Prime Actuator Control Systems, Inc. and Shafer Valve Company.

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

                                      BETTIS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (UNAUDITED)


5.   Income Taxes

     The components of pre-tax earnings and the income tax provision were as follows:

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                        1996          1995
                                                                      --------      ------
                                                                          (IN THOUSANDS)

     Pre-tax earnings:

         Domestic..................................................  $  1,945      $  1,374
         Foreign....................................................      128           269
                                                                      -------       -------
                                                                     $  2,073      $  1,643
                                                                     ========      ========
     Income tax provision (benefit):
         Current:

              U.S. Federal..........................................  $   675       $   496
              State.................................................       71            50
              Foreign...............................................      331           139
                                                                      -------       -------
                                                                        1,077           685
                                                                      -------       -------
         Deferred:

              U.S. Federal..........................................      (16)          (29)
              Foreign...............................................      (69)           14
                                                                      -------       -------
                                                                          (85)          (15)
                                                                      -------       -------

     Total income tax provision.....................................  $   992       $   670
                                                                      =======       =======


6.   EARNINGS PER SHARE

     At June 30, 1996, common stock outstanding aggregated 8,483,435 shares. Primary earnings per share were calculated on the basis of 8,611,299 and 8,499,019 weighted shares for the six months ended June 30, 1996 and 1995, respectively. Fully diluted earnings per share are not presented as the results would not be materially different from primary earnings per share.

7.   ACQUISITIONS

     On June 7, 1996, the Company purchased 100% of the outstanding stock of Dantorque A/S ("Dantorque") for $3,000,000 in cash. Dantorque is located in Esbjerg, Denmark and manufactures a line of actuators used principally in subsea applications. Dantorque's revenues in 1995 were approximately $3,000,000.

     On June 20, 1996, the Company purchased 100% of the outstanding stock of Prime Actuator Control Systems, Ltd. ("Prime UK") and Prime Actuator Control
Systems, Inc. ("Prime US") for $4,000,000 in cash. Prime UK is located in Glenrothes, Scotland and manufactures scotch yoke actuators. Prime US is located in Houston, Texas and is the United States sales operation for Prime UK. In 1995, revenues of Prime UK and Prime US were approximately $9,000,000.

     On July 9, 1996, the Company entered into an agreement to purchase 100% of the stock of Shafer Valve Company ("Shafer"), located in Mansfield, Ohio, from Valley City Steel Company for $13,200,000 in cash. Shafer manufactures a line of rotary vane actuators principally used in the oil and gas pipeline industry. Shafer had 1995 revenues totaling approximately $16,500,000.

     The pro forma financial information with respect to the aforementioned acquisitions for the six months ended June 30, 1996 and 1995 will be provided as an amendment to the respective Form 8-K for each acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

     Revenues for the six month period ended June 30, 1996 totalled $29,814,000 as compared to $26,394,000 for the same period in 1995, reflecting an increase of $3,420,000, or 13.0%. The increase was due principally to increased revenues from the Company's United States and European operations and revenues of $159,000 from the operations of Dantorque A/S, Prime Actuator Control Systems, Ltd. and Prime Actuator Control Systems, Inc. which were acquired in June 1996.

     Gross margin as a percentage of revenues was 33.4% and 34.8% for the six month periods ended June 30, 1996 and 1995, respectively. The margin decrease was due principally to a change in the mix of products to ones carrying a lower margin.

     Interest expense for the six months ended June 30, 1996 decreased by $37,000 from the same period in 1995 principally due to decreased borrowings of the Company in the first quarter of 1996. Other income decreased by $287,000 due principally to non-cash foreign exchange losses.

     The effective tax rates for the six months ended June 30, 1996 and 1995 were 47.9% and 40.8%, respectively. The principal reason for the difference between the statutory rate of 34% and the effective tax rate was the effect of state income taxes and losses from operations at the Company's French subsidiary for which no tax benefit was available.

THREE MONTH PERIOD ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1995

     Revenues for the three month period ended June 30, 1996 totalled $14,993,000 as compared to $13,432,000 for the same period in 1995, reflecting an increase of $1,561,000, or 11.6%. The increased revenues of the Company were due to stronger sales at the Company's United States and European operations and revenues of $159,000 from the operations of Dantorque A/S, Prime Actuator Control Systems, Ltd. and Prime Actuator Control Systems, Inc. which were acquired in June 1996.

     Gross margin as a percentage of revenues was 33.3% and 34.9% for the three month periods ended June 30, 1996 and 1995, respectively. The margin decrease was due principally to a change in the mix of products to ones carrying a lower margin.

     Interest expense for the three months ended June 30, 1996 increased by $8,000 from the same period in 1995 principally due to increased borrowings incurred to acquire the new subsidiaries described above. Other income decreased by $210,000 between the 1996 period and the 1995 period due principally to non-cash foreign exchange losses.

     The effective tax rates for the three months ended June 30, 1996 and 1995 were 51.9% and 39.7%, respectively. The principal reason for the difference between the statutory tax rate of 34% and the effective tax rate was the effect of state income taxes and the effect of the losses at the Company's French subsidiary for which no tax benefit was available.

LIQUIDITY AND FINANCIAL CONDITION

     Cash used in operations was $532,000 for the six months ended June 30, 1996 as compared to cash provided from operations in the same 1995 period of $1,259,000.

     Working capital at June 30, 1996 was $12,781,000. This was an increase of $3,692,000 from December 31, 1995 and was due principally to the earnings of the Company and an increase in inventory due to projects to be shipped in the next three months.

     At June 30, 1996, Bettis had a credit agreement with a bank for a term loan facility, a $10,000,000 revolving credit facility and a $2,000,000 foreign exchange facility. The term loan had an outstanding balance of $6,000,000 at June 30, 1996, bears interest at the rate of 5.95% per annum and matures on April 30, 1998. Principal in the amount of $500,000 plus interest is payable quarterly.

     On July 8, 1996, the credit agreement described above was modified and restated to increase the revolving credit facility available from $10,000,000 to $30,000,000. As collateral for the modified and restated credit facility, the Company pledged substantially all of its US subsidiaries' assets and gave a security interest in the stock of its foreign subsidiaries. The credit facility contains covenants relating to: a minimum current ratio; a maximum ratio of debt to earnings before taxes, interest and depreciation; a minimum tangible net worth; a minimum fixed charge coverage ratio; and an annual maximum amount of capital expenditures. In addition, the Company is prohibited from incurring additional collateralized indebtedness with the exception of a permitted amount of purchase money indebtedness. Interest is payable quarterly. The funds made available from the modified and restated credit facility were used to acquire the stock of Prime Actuator Control Systems, Ltd., Prime Actuator Control Systems, Inc. and Shafer Valve Company.

     Each of Bettis' foreign subsidiaries has a credit facility with a bank in the country in which its principal office is located. At June 30, 1996, the aggregate amount of loans outstanding under these credit facilities was approximately $7,175,000.

     Capital expenditures for the six month period ended June 30, 1996 were $461,000. Bettis anticipates that capital expenditures during the remainder of 1996 will be approximately $2,500,000. The Company expects to fund these expenditures and all working capital requirements through funds from operations and borrowings under its revolving lines of credit.

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of the Security Holders

     At the Annual Meeting of the Shareholders of the Company held on May 23, 1996, the following proposals were approved:

                                                      Affirmative   Negative         Votes
                                                         Votes        Votes        Withheld

1.   The Bettis Corporation 1996 Stock
     Incentive Plan which reserves 400,000
     shares of common stock for issuance
     upon exercise of options granted
     thereunder                                        5,736,750     454,791       2,288,694

2.   Ratification of Coopers & Lybrand L.L.P.
     as independent accountants for the year
     ending December 31, 1996                          6,190,111     63,597        2,226,527

3.   Election of Director                              7,414,864     97,535          967,836
       Nathan M. Avery

ITEM 6.  Exhibits and reports on Form 8-K

     (a) Exhibits:

          10.1 Stock   Purchase   Agreement   for  Dantorque  A/S  between  Oluf
               Oestergaard Kristensen, Ole Petter Eriksen and Bettis Corporation dated June 7, 1996.

          10.2 Stock Purchase Agreement for Dantorque A/S between Mentzler ApS and Bettis Corporation dated June 7, 1996.

          10.3 Second Amendment to Credit Agreement between Bank One, Texas N.A. and Bettis Corporation dated June 6, 1996.

          10.4 Amended and Restated Credit Agreement between Bank One, Texas N.A. and Bettis Corporation dated July 8, 1996.

          11.1 Computation of Earnings Per Common and Common Equivalent Shares for the six months ended June 30, 1996 and 1995.

          11.2 Computation of Earnings Per Common and Common Equivalent Shares for the three months ended June 30, 1996 and 1995.

     (b) No Form 8-K's were filed during the quarter ended June 30, 1996, however, the following Form 8-K's were filed by the Company subsequent to June 30, 1996:

          1) Form 8-K dated July 5, 1996 reporting acquisition of all the outstanding stock of Prime Actuator Control Systems, Ltd. and Prime Actuator Control Systems, Inc.

          2) Form 8-K dated July 23, 1996 reporting acquisition of all the outstanding stock of Shafer Valve Company.

                                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BETTIS CORPORATION
                                                      (REGISTRANT)


Date: August 14, 1996                         By:  /S/ Wilfred M. Krenek
                                                   ---------------------
                                              WILFRED M. KRENEK, VICE PRESIDENT,
                                                    AND CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                                                    Exhibit 10.1


                   ---------------------------------------




                           STOCK PURCHASE AGREEMENT

                                 By and Among

                              BETTIS CORPORATION

                                 ("Purchaser")

                                      and

                                 DANTORQUE A/S

                                (the "Company")

                                      and

                          THE SELLING SHAREHOLDERS OF
                                  THE COMPANY

                               SET FORTH ON THE
                              ATTACHED SCHEDULE 1

                   ---------------------------------------




                                 June 7, 1996

                               TABLE OF CONTENTS

                                                                          Page

ARTICLE I

      PURCHASE OF THE COMPANY SHARES; CLOSING
       ......................................................................1
      1.1   Purchase of Shares; Delivery.....................................2
      1.2   Consideration....................................................2
      1.3   Closing..........................................................2

ARTICLE II

      REPRESENTATIONS AND WARRANTIES
      OF THE COMPANY AND SELLING SHAREHOLDERS
       ......................................................................2
      2.1   Organization and Standing........................................2
      2.2   Capitalization; Ownership of the Shares..........................3
      2.3   Financial Statements.............................................3
      2.4   No Undisclosed Liabilities.......................................4
      2.5   Absence of Certain Changes, Events or Conditions.................4
      2.6   Accounts Receivable..............................................5
      2.7   Inventories; Work in Progress....................................5
      2.8   Litigation, Etc..................................................5
      2.9   Patents and Trademarks; Trade Secrets and Proprietary Information6
      2.10  Licenses, Permits and Franchises.................................6
      2.11  Danfoss Agreement Terminated.....................................6
      2.12  Labor Matters....................................................6
      2.13  No Conflict With Other Documents.................................7
      2.14  Certain Schedules................................................7
      2.15  Authority........................................................9
      2.16  Customers and Suppliers.........................................10
      2.17  Tax Matters.....................................................10
      2.18  Title to Properties; Absence of Liens and Encumbrances, Etc.....11
      2.19  Employee Benefit Matters........................................11
      2.20  Insurance.......................................................13
      2.21  Transactions with Affiliates....................................13
      2.22  Condition of Assets.............................................13
      2.23  Environmental Matters...........................................13
      2.24  Consents........................................................14
      2.25  Absence of Untrue or Misleading Statements......................15
      2.26  Absence of Illegal Payments.....................................15

ARTICLE III

      REPRESENTATIONS AND WARRANTIES OF THE PURCHASER
       .....................................................................15
      3.1   Organization and Standing.......................................15
      3.2   No Conflict With Other Documents................................15
      3.3   Authority.......................................................16
      3.4   ................................................................16
      3.5   ................................................................16

ARTICLE IV

      COVENANTS OF THE COMPANY AND SELLING SHAREHOLDERS
       .....................................................................16
      4.1   Conduct of Business of the Company Prior to the Closing Date....16
      4.2   Information.....................................................19
      4.3   Consents........................................................19
      4.4   Notice of Litigation............................................19
      4.5   Disclosure......................................................19
      4.6   Resignation of Officers and Directors...........................20
      4.7   Consulting Agreement............................................20
      4.8   Covenant Not to Compete.........................................20
      4.9   Filing of Tax Return............................................20
      4.10  Confidentiality.................................................20

ARTICLE V

      COVENANTS OF THE PURCHASER
       .....................................................................20
      5.1   Consents........................................................21
      5.2   Confidentiality.................................................21
      5.3   Employment Agreement............................................21

ARTICLE VI

      CONDITIONS TO THE PURCHASER'S OBLIGATIONS
       .....................................................................21
      6.1   Representations, Warranties and Covenants.......................21
      6.2   Opinion of Counsel..............................................21
      6.3   Approvals of Governmental Authorities...........................22
      6.4   No Adverse Proceedings or Events................................22
      6.5   Consents and Actions............................................22
      6.6   Purchase of Mentzler ApS Stock..................................22
      6.7   Delivery of Financial Statements................................22
      6.8   Investigation by the Purchaser..................................22

      6.9   Stock Certificates..............................................23
      6.10  Resignations....................................................23
      6.11  Covenant Not to Compete.........................................23

ARTICLE VII

      CONDITIONS TO THE SELLING SHAREHOLDERS' OBLIGATIONS
       .....................................................................23
      7.1   Representations, Warranties and Covenants.......................23
      7.2   Opinion of Counsel to the Purchaser.............................23
      7.3   No Adverse Proceedings or Events................................23
      7.4   Approvals of Government Authorities.............................24
      7.5   Payment of Purchase Price.......................................24

ARTICLE VIII

      INDEMNIFICATION
       .....................................................................24
      8.1   Indemnification by the Selling Shareholders.....................24
      8.2   Notice and Defense..............................................25
      8.3   Contribution....................................................25
      8.4   Indemnification by the Purchaser................................25

ARTICLE IX

      SURVIVAL
       .....................................................................27

ARTICLE X

      EXPENSES
       .....................................................................27

ARTICLE XI

      NOTICES
       .....................................................................27

ARTICLE XII

      TERMINATION
       .....................................................................29

ARTICLE XIII

     ENTIRE AGREEMENT
       .....................................................................29

ARTICLE XIV

      ASSIGNMENT
       .....................................................................29

ARTICLE XV

      GENERAL
       .....................................................................30
      15.1  Section Headings................................................30
      15.2  Governing Law...................................................30
      15.3  Dispute Resolution..............................................30
      15.4  Transfer Taxes..................................................31
      15.5  Specific Performance............................................31
      15.6  No Party Deemed Drafter.........................................32
      15.7  Public Statements...............................................32
      15.8  Further Actions.................................................32
      15.9  Severability....................................................32
      15.10 Counterparts....................................................32
      15.11 Time of the Essence.............................................32
      15.12  Limitation of Liability........................................32

                           STOCK PURCHASE AGREEMENT

     THIS STOCK PURCHASE AGREEMENT (the "Agreement"), dated as of June 7, 1996, is entered into by and among Bettis Corporation, a Delaware corporation ("Bettis Corporation") (the "Purchaser"), Dantorque A/S, a company duly incorporated and existing under the laws of the Kingdom of Denmark (registered under reg. no. A/S
179.134 with the Danish Commerce and Companies Agency) with its registered office at Limfjordsvej 7, DK6715 Esbjerg N (the "Company") and Oluf 0stergaard Kristensen and Ole Petter Eriksen at the addresses set forth on the signature page hereto, the shareholders of the Company (the "Selling Shareholders").

                             W I T N E S S E T H :

     WHEREAS, the Selling Shareholders own 50.833% of the issued shares;

     WHEREAS, the Purchaser has entered into an unconditional and irrevocable agreement with Mentzler ApS (registered under no. 40.409 under the Danish Commerce and Companies Act) dated as of the date first written above (the "Mentzler Agreement") whereby Mentzler ApS will sell and transfer and the Purchaser will buy and acquire the shares in the Company owned by Mentzler ApS (the "Mentzler Shares"), such shares representing 49.167% of the issued shares in the Company;

     WHEREAS, for the consideration and on the terms set forth herein, each of the Selling Shareholders desires to sell and the Purchaser desires to acquire all of the shares of the Company owned by the Selling Shareholders (the "Shares");

     NOW, THEREFORE, for and in consideration of the premises and of the covenants, agreements, representations and warranties hereinafter contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Purchaser, the Company and the Selling Shareholders agree as follows:

                                   ARTICLE I

                    PURCHASE OF THE COMPANY SHARES; CLOSING

     Subject to the terms and conditions of this Agreement, the Purchaser and the Selling Shareholders agree to effect the following transactions at the Closing (as hereinafter defined):

     1.1 Purchase of Shares; Delivery. At the Closing, the Selling Shareholders will sell, transfer, convey and deliver to the Purchaser the Shares as evidenced by the delivery of certificates in good delivery form and duly endorsed for transfer in exchange for the consideration set forth in Section 1.2 payable with respect to the Shares. If any Selling Shareholder shall fail or refuse to deliver to the Purchaser at the Closing any of the Shares to be sold by such Shareholder free and clear of all security interests, liens, encumbrances and adverse claims, such failure or refusal shall not relieve any other Shareholder of any obligation under this Agreement, and the Purchaser, at its option and without prejudice to its rights against the defaulting shareholder, may either purchase the balance of the Shares which it is entitled to purchase under this Agreement or may refuse to make such purchase and thereby terminate its obligations to the Selling Shareholders hereunder. For all purposes of this Agreement, the sale and purchase of the Shares shall be deemed to be effective as of the opening of business on the Closing Date (as hereinafter defined).

     1.2 Consideration. The consideration payable with respect to the Shares shall consist of $1,739,500 (U.S. Dollars) in cash consideration. The cash shall be payable to the Selling Shareholders in the respective amounts set forth next to each Shareholder's name on Schedule 1 attached hereto. The cash consideration shall be payable, at the option of the Purchaser, either by wire transfer into accounts designated by the Selling Shareholders on the Closing Date or delivery of other immediately available funds.

     1.3 Closing. The closing (the "Closing") of the transactions contemplated by this Agreement shall take place concurrently with the closing of the transactions contemplated by the Mentzler Agreement at the offices of Vinson & Elkins L.L.P., at 2300 First City Tower, 1001 Fannin, Houston, Texas 77002 on June 7, 1996, or at such other place, time and date as the parties hereto shall mutually agree (the "Closing Date").

                                  ARTICLE II

                        REPRESENTATIONS AND WARRANTIES
                    OF THE COMPANY AND SELLING SHAREHOLDERS

     The Company and the Selling Shareholders hereby jointly and severally represent and warrant to the Purchaser as follows:

     2.1 Organization and Standing. The Company is a duly organized, valid and subsisting corporation under the laws of the Kingdom of Denmark Companies Act and has full corporate power and authority to carry on its business as it is now being conducted, to own or hold under lease the properties and assets it now owns or holds under lease, and to enter into and perform its obligations under this Agreement. Dantorque (U.K.) Limited (the "Subsidiary"), a wholly-owned subsidiary of the Company, is a duly organized, valid and subsisting corporation under the laws of the Scotland Companies Act 1985 and has full corporate power and authority to carry on its business as it is now being conducted and to own or hold under lease the properties and assets it now owns or holds under lease. Except for the Subsidiary, the Company does not own any stock or other interest in, or otherwise have any investment in, any other corporation, partnership, joint venture or other business entity. Copies of the incorporating documents and bylaws of the Company and the Subsidiary have been delivered to the Purchaser, and such copies are complete and correct and in full force and effect. The Company is duly registered as a Danish company or qualified as a foreign corporation to do business in all jurisdictions where it is required to be qualified except where failure to be so registered or qualified would not have a material adverse effect on the condition (financial or otherwise), assets, business or operations of the Company. The Subsidiary is duly incorporated as a Scottish company or qualified as a foreign corporation to do business in all jurisdictions where it is required to be qualified except where failure to be so registered or qualified would not have a material adverse effect on the condition (financial or otherwise), assets, business or operations of the Subsidiary.

     2.2 Capitalization; Ownership of the Shares. The Company's entire share capital consists of DKK 1,200,000 shares. The Shares have been duly and validly issued and are fully paid, and none of such shares were issued in violation of the preemptive rights of any shareholder of the Company or in violation of any applicable Danish securities laws. Upon the sale of the Shares at the Closing, the Purchaser shall have obtained good and marketable title to such Shares, free and clear of any pledges, liens, mortgages, adverse claims, security interests, restrictions or encumbrances of any kind, whether accrued, absolute, contingent or otherwise, with no defects of title whatsoever.

     There  are  no  existing  warrants,   options,  rights  of  first  refusal,
conversion rights, calls or commitments of any character pursuant to which the Company is or may become obligated to issue any shares or any other securities. The Company does not have a commitment or obligation to repurchase, reacquire or redeem any of the outstanding shares of the Company or the securities of any other corporation, and, except as set forth in Schedule 2.2, the Company has never repurchased, reacquired or redeemed any of its shares. In addition, no shareholder or former shareholder of the Company has, under law, contract or otherwise, any claim or right, whether legal or equitable, against the Company as shareholders.

     2.3 Financial Statements. The Company has delivered to the Purchaser copies of the Company's audited financial statements for the twelve months ended April 30, 1995, 1994, 1993, 1992, 1991 and for the period from inception (January 4,
1989) through April 30, 1990, and the unaudited financial statements for the period from May 1, 1995 through April 30, 1996 (the

"Unaudited Balance Sheet"). Such financial statements are true, complete and accurate in all material respects, have been prepared in accordance with Danish generally accepted accounting principles consistently followed throughout the periods covered by such statements, and present fairly the financial position and results of operations of the Company at the dates of such statements and for the periods covered thereby, subject to normal year-end adjustments.

     2.4 No Undisclosed Liabilities. Except as and to the extent reflected or reserved against in the balance sheet for the year ended April 30, 1995 (the "Balance Sheet") or in the Unaudited Balance Sheet and subject to normal year-end adjustments, the Company has no liabilities or obligations (whether accrued, absolute, contingent or otherwise), including without limitation, any liabilities resulting from failure to comply with any law or any foreign, federal or local tax liabilities due or to become due whether (a) incurred in respect of or measured by income for any period prior to the close of business on such date, or (b) arising out of transactions entered into, or any state of facts existing, prior thereto, other than those liabilities and obligations incurred in the ordinary course of business. The assets of the Company set forth on Schedule 2.4 include all of the assets and properties necessary for or used in the conduct of the Company's business in the manner in which such business currently is being conducted.

     2.5 Absence of Certain Changes, Events or Conditions. Except as set forth in Schedule 2.5 and as otherwise contemplated by this Agreement, since April 30, 1996, (a) there has not been (i) any adverse change in the business, assets, financial condition or prospects of the Company or the Subsidiary or (ii) any damage, destruction or loss (whether covered by insurance or not) adversely affecting the business, assets, financial condition or prospects of the Company or the Subsidiary; and (b) the Company or the Subsidiary has not (i) declared, set apart for the payment of, or paid any dividend or other distribution of assets (whether in cash, shares or property) with respect to the shares of the Company or the Subsidiary or any direct or indirect redemption, purchase or other acquisition of such shares; (ii) except for customary increases based on merit, term of service or regular promotion of non-officer employees, increased the compensation payable or to become payable to any employee or increased any bonus, insurance, pension or other employee benefit plan, payment or arrangement for such employees or entered into or amended any collective bargaining, employment, consulting, severance or similar agreement; (iii) borrowed any funds or incurred any liability or obligation (absolute, accrued, contingent or otherwise), except obligations incurred in the ordinary course of business; (iv) paid, discharged or satisfied any claim, liability or obligation other than liabilities reflected in or shown on the Unaudited Balance Sheet and liabilities incurred in the ordinary course of business since the Unaudited Balance Sheet and set forth on Schedule 2.5; (v) permitted any of its assets to be subjected to any mortgage, lien, security interest, restriction or charge of any kind;
(vi) waived any material claims or rights to its business, assets or financial condition; (vii) sold, transferred or otherwise disposed of any of its assets, except in the ordinary course of business consistent with past practice; (viii) made any change in any method of accounting, or any material practice or principle of accounting; (ix) paid, loaned or advanced any amount or asset to or sold, transferred or leased any asset to any employee except for normal compensation involving salary and benefits payable in the ordinary course of business; (x) entered into any material commitment or transaction, other than in the ordinary course of business, affecting the operations of the Company or the Subsidiary; (xi) entered into any agreement or arrangement, other than in the ordinary course of business granting any preferential right to purchase any of its assets, property or rights or requiring the consent of any party to the transfer and assignment of any such assets, property or rights; (xii) made any capital expenditures, capital additions or capital improvements in excess of $5,000 per annum, other than in the ordinary course of business; or (xiii) agreed in writing, or otherwise, to take any action described in this Section.

     2.6 Accounts Receivable. All accounts receivable of the Company which are reflected on the Unaudited Balance Sheet or reflected on the books and records of the Company (i) are valid, existing and, to the best of the Selling Shareholders' knowledge, fully collectible without resort to legal proceedings or collection agencies, net of reserves established on the books and records of the Company, (ii) represent monies due for goods sold or services rendered in the ordinary course of business and (iii) are not subject to any defenses, rights of setoff, assignments, security interests or other encumbrances. Except as shown on Schedule 2.6, all such accounts receivable are current (not more than 60 days in age), and none of the Selling Shareholders are aware of any dispute regarding the collectability of any such accounts receivable.

     2.7 Inventories; Work in Progress; Raw Materials and Consumables. The inventories of the Company shown on the Unaudited Balance Sheet consist of items of a quality and quantity usable or salable in the normal course of business; the recorded value of all raw materials, finished products and component parts and work-in-progress are reflected at the lower of purchase or cost price and net realizable market value of such inventory, or adequate reserves provided therefor; and the values at which such inventories are carried reflect the Company's normal inventory valuation policy of stating inventories at the lower of purchase or cost price and net realizable market value. The Company has sufficient quantities of marketable and usable raw materials, finished products and component parts and work-in-progress to meet their current requirements in the ordinary course.

     2.8 Litigation, Etc. Except as set forth on Schedule 2.8, there is no litigation, proceeding or governmental investigation pending or, to the knowledge of the Selling Shareholders or the Company, threatened, against or relating to the Company, its Subsidiary or its properties or business, or the transactions contemplated by this Agreement. Schedule 2.8 indicates which of such matters are being defended by an insurance carrier and which of the matters being so defended are being defended under a reservation of rights. Except as disclosed on such Schedule 2.8, the Company or the Subsidiary is not subject to or bound by any order, judgment, decree or stipulation of any court, regulatory commission, board or administrative body. The Company or the Subsidiary is not in default with respect to any rule or regulation applicable to the Company or the Subsidiary of any governmental department or other instrumentality having jurisdiction over the Company or the Subsidiary, or in violation of any law or statute.

     2.9 Patents and Trademarks; Trade Secrets and Proprietary Information.

          (a) Schedule 2.9 lists all patents, trademarks, service marks, trade names, registered copyrights, registrations, applications, franchises and industrial designs owned by or registered in the name of the Company or in which, to the best of the Selling Shareholders' and the Company's knowledge, the Company has any rights.

          (b) The Company owns or holds licenses under such patents, trademarks, trade names, copyrights, franchises and industrial designs as it deems necessary for the conduct of its business as now being conducted and is not currently in receipt of any notice of infringement or notice of conflict with the asserted rights of others in such patents, trademarks, trade names, copyrights, franchises and industrial designs, nor are any of the Selling Shareholders or the Company otherwise aware of such infringement or conflict or of any infringement by, or conflict on the part of others of such patents, trademarks, trade names, copyrights, franchises or industrial designs of the Company.

     2.10 Licenses, Permits and Franchises. The Company has all material licenses, permits, approvals, consents, orders, franchises, rights and other authorizations (both of a private and a governmental nature), and has made all filings and registrations, which are necessary in order to enable it to conduct its business as currently conducted. The consummation of the transactions contemplated by this Agreement will not cause, and the Selling Shareholders or the Company are not aware of any existing facts or circumstances which may cause, a termination of, or interfere in any respect with the continued operation of the Company under, any such licenses, permits, approvals or authorizations.

     2.11 Danfoss Agreement Terminated. The relationship between the Company and Danfoss System Hydraulik A/S ("DSH") has been terminated. The Company considers the Cooperation Agreement between the Company and DSH dated June 29, 1989 to be terminated, and the Company has no current or future obligations, duties or liabilities under such agreement.

     2.12 Labor Matters. None of the employees of the Company is covered by a collective bargaining agreement, and no organization efforts with respect to any of the Company's employees are pending or, to the knowledge of the Selling Shareholders, threatened. No labor dispute, strike, work stoppage or slowdown, employee action, certification question or organization drive which has affected the Company, or any of its businesses or operations, has occurred or currently is pending or, to the knowledge of the Selling Shareholders, threatened. To the knowledge of the Selling Shareholders or the Company, except as set forth in Schedule 2.12, no officers or senior or key employees of the Company are planning to terminate their relationship with the Company.

     2.13 No Conflict With Other Documents. Neither the execution and delivery of this Agreement nor the carrying out of the transactions contemplated hereby will result in any violation, termination or modification of, or be in conflict with, the Company's or the Subsidiary's incorporating documents or bylaws, any terms of any contract or other instrument or agreement to which the Company, the Subsidiary or any of the Selling Shareholders is a party or by which the Company, the Subsidiary or any of the Selling Shareholders is bound, or any judgment, decree or order applicable to the Company or the Subsidiary, or result in the creation of any pledge, lien, mortgage, adverse claim, security interest, charge or encumbrance of any kind, whether accrued, absolute, contingent or otherwise, upon any of the properties or assets of the Company or the Subsidiary.

     2.14 Certain Schedules. There have been delivered to the Purchaser true and complete copies of the following schedules or contracts:

          (i) a schedule showing the address and approximate size of all buildings and facilities, leased, occupied or used by the Company;

          (ii) copies of all written contracts to perform services or for the purchase, sale, lease or exchange of personal property to which the Company is a party involving receipts by the Company or payments by the Company other than purchase orders or sales contracts entered into in the ordinary course of business;

          (iii) copies of all other currently effective written contracts, leases, agreements and other instruments to which the Company is a party or is bound (other than insurance policies) involving payments in excess of $5,000 per annum, together with a schedule listing such agreements, and all oral agreements involving payments in excess of $5,000 per annum to which the Company is a party; provided, however, there shall separately be itemized and copies provided of all indebtedness (other than customary purchase orders) of which the Company is an obligor, maker or guarantor;

          (iv) a schedule of (a) each automobile, truck and other piece of automotive equipment owned or leased by the Company and its location, and
     (b) all liens, security interests, and encumbrances, of any kind (other than statutory liens not yet delinquent) to which the properties described in (a) of this Section 2.14(iv) are subject (including copies of all instruments representing such liens, security interests, and encumbrances, of any kind);

          (v) a schedule, as of April 30, 1996, of the trade and accounts receivable of the Company showing separately for each receivable its age denominated as "0-30 days", "30-60 days", "60-90 days" and "older than 90 days";

          (vi) a list, together with copies, of all insurance policies of the Company (including, but not limited to, public liability, property damage and worker's compensation policies). All premiums due under such policies have been fully paid; and no notice of cancellation has been received by the Company with respect to any of such policies, and none of the Selling Shareholders knows of any condition existing in violation of the terms of any of such policies or of any condition of default by the Company existing with respect to said insurance policies. All such insurance policies are outstanding and duly in force on the date hereof;

          (vii) a list, as of February 29, 1996, of the name, address and salary, as well as the title or functional position, of each current director and officer of the Company and each other current employee, consultant, representative, salesman or agent employed by or under contract with the Company, together with copies of all currently effective agreements or arrangements with regard to the payment of compensation, profit-sharing, pension, vacation, retirement or other compensation benefits to officers, employees, former officers or former employees of the Company;

          (viii) a schedule which sets forth (a) the name of each bank, trust company, stock and other broker with which the Company has an account, credit line, or safe deposit box or vault, (b) the names of all persons authorized to draw thereon or to have access to any safe deposit box or vault, (c) the purpose of each such account, safe deposit box or vault, and
     (d) the names of all persons authorized by proxies, powers of attorney or like instruments to act on behalf of the Company in matters concerning any of its business or affairs;

          (ix)  copies  of  the  form  of  all  express   non-statutory  product
     warranties with respect to goods sold or services performed by the Company in the two years prior to the date hereof;

          (x) copies of all pleadings or other documents relating to pending litigation or known claims against the Company;

          (xi) copies of all of the Company's employee benefit plans (including profit sharing, health, life or other insurance plan, etc.) or other contractual obligation for deferred compensation of the Company (including any plan described in Section 2.19) if any;

          (xii) copies of all currently effective contracts containing covenants limiting the freedom of the Company to compete in any line of business or with any person in any geographical area;

          (xiii) copies of all currently effective contracts or options relating to the acquisition by the Company of any operating business; and

          (xiv) copies of all currently effective contracts or arrangements requiring the payment by the Company to any person of a commission or fee in excess of $5,000 per annum.

Except as set forth in Schedule 2.14, the Company is not in default, nor but for a requirement that notice be given or that a period of time elapse or both, would be in default, under any contract, agreement, lease or other instrument to which it is a party or by which it or its properties is bound. Except as set forth in Schedule 2.14, all of the Company's contracts, agreements, understandings, franchises, permissions and commitments, whether or not attached to a schedule to this Agreement, are in good standing, valid and effective and the Company has, in the ordinary course of business, paid in full all amounts due thereunder and has satisfied in full all of the liabilities and obligations with respect thereto and the Company is not in default under any of them, nor to the best knowledge of any of the Selling Shareholders, is any other party to such contracts, agreements, understandings, franchises, permissions or commitments in default thereunder. Except as set forth in Schedule 2.14, the Selling Shareholders have no reason to believe that any of such other parties is or will be unable to comply with any of such contracts, agreements, understandings, franchises, permissions or commitments. Except as set forth in
Schedule 2.14, the Company is not a party to or bound by any contract, agreement, understanding, franchise, permission or commitment which was entered into other than in the ordinary and the usual course of its business.

     2.15 Authority. Each of the Selling Shareholders and the Company has the right, power, authority and capacity to execute, deliver and perform this Agreement, to make the representations, warranties, covenants, agreements and indemnities made by him or it herein and to consummate the transactions contemplated hereby. This Agreement has been duly and validly executed and delivered by each of the Selling Shareholders and the Company and constitutes each Shareholder's and the Company's valid and legally binding obligation, enforceable in accordance with its terms.

     2.16 Customers and Suppliers. None of the Selling Shareholders, the Company or the Subsidiary has received notice that, nor do any of them have knowledge that, any customer of the Company or the Subsidiary will discontinue doing business with the Company or the Subsidiary or otherwise will not continue to do business with the Company or the Subsidiary on terms substantially in accordance with past practices (including price and quantities). The Company or the Subsidiary has no outstanding purchase contracts or commitments or unaccepted purchase orders which are in excess of the normal, ordinary and usual requirements of its business. No supplier to the Company of raw materials, or subcontractor of the Company, has reduced materially its shipments of orders issued by the Company or otherwise discontinued, or, to the knowledge of the Selling Shareholders or the Company, threatened to discontinue, supplying such items to the Company on reasonable terms, and none of the Selling Shareholders or the Company has received notice that, nor do any of them have knowledge that, any such supplier or subcontractor has or will discontinue doing business with the Company on substantially the same terms as are consistent with past practices.

     2.17 Tax Matters.

          (a) For purposes of this Agreement, "Taxes" shall mean all taxes, assessments, charges, duties, fees, levies or other governmental charges (including interest, penalties or additions associated therewith) including Danish, municipality, foreign or other income, franchise, capital, real property, personal property, tangible, withholding, unemployment compensation, disability, transfer, sales, use, excise, gross receipts and all other taxes of any kind for which the Company may have any liability imposed by Denmark or any municipality, country or foreign government or subdivision or agency thereof, whether disputed or not.

          (b) Except as otherwise disclosed in Schedule 2.17: (i) all returns, including estimated returns, elections and reports of every kind with respect to Taxes, which are due to have been filed as of the Closing Date in accordance with any applicable law, have been duly filed; (ii) all Taxes, deposits or other payments for which the Company may have any liability through the Closing Date, have been paid in full or are accrued as liabilities for Taxes on the books and records of the Company; (iii) the amounts so paid on or before the Closing Date, together with any amounts accrued as liabilities for Taxes (whether accrued as currently payable or deferred Taxes) on the books of the Company will be adequate to satisfy all liabilities for Taxes of the Company in any jurisdiction through the Closing Date, including Taxes accruable upon income earned through the Closing Date; (iv) there are not now any extensions of time in effect with respect to the dates on which any returns or reports of Taxes were or are due to be filed; (v) all claims for Taxes asserted as a result of any examination of any return or report of Taxes have been paid in full, accrued on the books of the Company, or finally settled, and no issue has been raised in any such examination which, by application of the same or similar principles, reasonably could be expected to result in a claim for Taxes for any other period not so examined; (vi) no claims for Taxes have been asserted and, to the knowledge of the Selling Shareholders, no claims for any

Taxes are being asserted, proposed or threatened, and no audit or investigation of any return or report of Taxes is currently underway, pending or, to any of the Selling Shareholders' knowledge, threatened; (vii) there are no outstanding waivers or agreements by any of the Selling Shareholders or the Company for an extension of the time for the assessment of any Taxes or deficiency thereof, nor are there any requests for rulings, requests for information, notices of proposed reassessment of any property owned or leased by the Company or any other matter pending between the Company and any taxing authority; (viii) there are no liens for Taxes upon any property or assets of the Company except liens for current Taxes not yet due, nor are there any liens which, to any of the Selling Shareholders' knowledge, are pending or threatened; and, (ix) to any of the Selling Shareholders' knowledge, there are no facts which exist or have existed which would constitute meritorious grounds for the assessment of any Taxes with respect to any periods which have not been audited by the Danish Governmental tax authority or other taxing authorities.

          (c) In each case, adequate provision, including provision in the deferred tax account, as of the Closing Date has been made for all deferred and accrued tax liabilities with respect to operations for periods ending on such date.

          (d) The Company has delivered to the Purchaser true and complete copies of all Danish income tax returns relating to the operations of the Company for the taxable years ended April 30, 1995, 1994 and 1993.

     2.18 Title to Properties; Absence of Liens and Encumbrances, Etc. Except as set forth on Schedule 2.18, the Company has good and marketable title to all of its properties and assets, real and personal, reflected in the Unaudited Balance Sheet (except for properties or assets disposed of in the ordinary course of business since the Unaudited Balance Sheet, (all such properties and assets whether real or personal referred to herein as the "Properties") in each case free and clear of all pledges, liens, mortgages, adverse claims, security interests, restrictions and encumbrances, of any kind, whether contingent or absolute, except liens for current taxes not yet due and payable and except for statutory exceptions to indefeasibility of title. The Company does not own or have any interest (other than leasehold interests) in any real property.

     2.19 Employee Benefit Matters.

          (a) Schedule 2.19(a) provides a description of each of the following which is sponsored, maintained or contributed to by the Company for the benefit of the current or former employees of the Company, or has been so sponsored, maintained or contributed to within six years prior to the Closing Date:

               each non-statutory personnel policy, stock option plan, collective bargaining agreement, bonus plan or arrangement, incentive award plan or arrangement, vacation policy, severance pay plan, policy or agreement, deferred compensation agreement or arrangement, executive compensation or supplemental income arrangement, consulting agreement, employment agreement and each other non-statutory employee benefit plan, agreement, arrangement, program, practice or understanding which is not described in Section 2.19(a)(i) ("Benefit Program or Agreement").

          (b) True, correct and complete copies or descriptions of all Benefit Programs or Agreements have been furnished to the Purchaser.

          (c) Except as otherwise set forth on Schedule 2.19(c),

               (i) The Company has substantially performed all obligations, whether arising by operation of law or by contract, required to be performed by it in connection with the Benefit Programs or Agreements, and there have been no defaults or violations by any other party to the Benefit Programs or Agreements;

               (ii) All reports and disclosures relating to the Benefit Programs or Agreements required to be filed with or furnished to governmental agencies, participants or beneficiaries have been filed or furnished in accordance with applicable law in a timely manner, and each Benefit Program or Agreement has been administered in substantial compliance with its governing documents and applicable law;

               (iii) There are no actions, suits or claims pending (other than routine claims for benefits) or, to the knowledge of the Selling Shareholders, threatened against, or with respect to, any of the Benefit Programs or Agreements, or their assets;

               (iv) The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby will not (A) require the Company to make a larger contribution to, or pay greater benefits under, any Benefit Program or Agreement than it otherwise would or (B) create or give rise to any additional vested rights or service credits under any Benefit Program or Agreement.

          (d) Except as otherwise set forth in Schedule 2.19(d), the Company is not a party to any agreement, nor has it established any policy or practice, requiring it to make a payment or provide any other form of compensation or benefit to any person performing services for the Company upon termination of such services which would not be payable or provided in the absence of the consummation of the transactions contemplated by this Agreement.

     2.20 Insurance. To the knowledge of the Selling Shareholders and the Company, the insurance carried by the Company and set forth on the schedule described in Section 2.14(vi) constitutes all the insurance reasonably necessary to adequately insure and protect the property and assets of the Company and the Subsidiary, consistent with the types and amounts of coverage customarily carried by similarly situated companies. All such fire, hazard or similar property insurance is for the full replacement value of such covered property. No insurance policies carried by the Company are subject to any retroactive rate or audit adjustments, or co-insurance arrangements. The Selling Shareholders have not been notified that any such insurance coverage will not be renewed upon the expiration thereof at premiums substantially equivalent to those currently being paid by the Company.

     2.21 Transactions with Affiliates. Except as disclosed on Schedule 2.21, the Company is not a party to any transaction with any (i) current or former officer, director or shareholder; (ii) parent, spouse, child, brother, sister or other family relation of any such officer, director or shareholder; (iii) corporation or partnership of which any such officer, director or shareholder or any such family relation is an officer, director, partner or greater than 10% shareholder (based on percentage ownership of voting stock); or (iv) any trust with respect to which any such officer, director, shareholder, family relation, corporation or partnership is a trustee or beneficiary including, without limitation, any transaction involving a contract, agreement or other arrangement providing for the employment of, furnishing of materials, products or services by, rental of real or personal property from, the loaning of funds to or otherwise requiring payments to, any such person or entity.

     2.22 Condition of Assets. All of the Company's assets and properties are in the same operating condition and state of repair as of the time of inspection by Purchaser, reasonable wear and tear excepted. The Company has all of the machinery and equipment which is necessary, and all such equipment is in a condition which is adequate, for the conduct of its business as it is now being conducted. All such equipment was purchased from non-affiliated third parties.

     2.23 Environmental Matters.

     Except as disclosed in Schedule 2.23:

          (a) The Properties, the Company and its businesses do not violate any Environmental Laws (as hereinafter defined) or any order or requirement of any court or Governmental Authority (as hereinafter defined) to the extent pertaining to health or the environment, nor are there any conditions existing on or resulting from operation of the Properties that may give rise to any on-site or off-site remedial obligations under any Environmental Law;

          (b) Without limitation of clause (a) above, the Properties, the Company and its businesses (including any operations of any prior owners or operators) are not subject to any existing, pending or, to the knowledge of the Company or the Selling Shareholders, threatened action, suit, investigation, inquiry or proceeding by or before any court or Governmental Authority under any Environmental Law;

          (c) All notices, permits, licenses or similar authorizations, if any, required to be obtained or filed by the Company under any Environmental Law in connection with the Properties, including without limitation those relating to the treatment, storage, disposal or release of a hazardous substance or solid waste into the environment, have been duly obtained or filed, and the Company is in compliance with the terms and conditions of all such notices, permits, licenses and similar authorizations;

          (d) Without limiting the foregoing, there is no material liability to any non-governmental third party in tort in connection with any release or threatened release of any hazardous substances or solid wastes into the environment as a result of or with respect to the Properties, the Company and its businesses.

For purposes of this Agreement, the term "Environmental Laws" shall mean any and all laws, statutes, ordinances, rules, regulations, orders or determinations of any Governmental Authority pertaining to health or the environment currently in effect in any and all jurisdictions in which the Properties and the Company are located. For purposes of this Agreement, the term "Governmental Authority" includes Denmark, the municipality and political subdivisions in which the Properties and the Company are located or which exercises jurisdiction over any of the Properties, and any agency, department, commission, board, bureau or instrumentality or any of them that exercises jurisdiction over any of the Properties or the Company.

     2.24 Consents. With respect to the Company and the Selling Shareholders, the only consents required or conditions precedent (including filings and notices) to the transactions contemplated by this Agreement (including the sale of the Shares) are set forth on Schedule 2.24.

     2.25 Absence of Untrue or Misleading Statements. No statement contained in any certificate, separate schedule, financial statement, exhibit or other document or instrument furnished or to be furnished by the Company or any Selling Shareholder pursuant to or in connection with this Agreement or in any exhibit hereto contains any untrue statement or omits to state a material fact necessary in order to make the statements contained herein and therein not misleading or necessary to provide the Purchaser with the proper information with respect thereto. There is no fact known to the Selling Shareholders or the Company which materially adversely affects, or might reasonably be expected to have a materially adverse effect on, the business, assets, financial condition or prospects of the Company which has not been specifically set forth in this Agreement or otherwise disclosed by the Selling Shareholders or the Company to the Purchaser in writing.

     2.26 Absence of Illegal Payments. The Company has a policy against, and neither the Company, the Subsidiary, the Selling Shareholders, nor, to the Company or Selling Shareholders' knowledge, any officer, employee or agent of the Company or the Subsidiary has used any corporate funds for direct or indirect unlawful payment to any governmental official or employee in violation of Danish law.

                                  ARTICLE III

                REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

     The Purchaser hereby represents and warrants to the Selling Shareholders and the Company as follows:

     3.1 Organization and Standing. The Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has the corporate power and authority to enter into and perform its obligations under this Agreement.

     3.2 No Conflict With Other Documents. Neither the execution and delivery of this Agreement nor the carrying out of the transactions contemplated hereby will result in any violation, termination or modification of, or be in conflict with, the Purchaser's charter and bylaws, any terms of any contract or other instrument to which the Purchaser is a party, or any license, permit, judgment, decree or order applicable to the Purchaser, or result in the creation of any lien, charge or encumbrance upon any of its properties or assets of the Purchaser.

     3.3 Authority. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby by the Purchaser have been duly authorized by all necessary corporate action on the part of the Purchaser. This Agreement is a valid and legally binding obligation of the Purchaser, enforceable in accordance with its terms.

     3.4 The Purchaser has been given an opportunity to review all the Company's property, records, financial statements, contracts and other related information. The Purchaser in a commercial concern, knowledgeable about the business of the Company and experienced in the purchase of companies engaged in similar business. The Purchaser is purchasing the Shares for investment purposes only and not with a view or intention to resell.

     3.5 Except as provided in Articles II and III, the parties are making no other representations, express or implied.

                                  ARTICLE IV

               COVENANTS OF THE COMPANY AND SELLING SHAREHOLDERS

     The Company and the Selling Shareholders, jointly and severally, covenant to the Purchaser that, and each of the Selling Shareholders shall cause the Company to comply with the matters contained herein such that, except as otherwise consented to in writing by the Purchaser:

     4.1 Conduct of Business of the Company Prior to the Closing Date.

     Between the date hereof and the Closing Date:

          (a) The business of the Company and the Subsidiary shall be operated only in the ordinary course of business and consistent with past practice, and, consistent with such operation, the Selling Shareholders and the Company will use their best efforts to preserve intact the present organization of the Company and the Subsidiary, the goodwill associated with the business of the Company and the Subsidiary and the relationships of the Company and the Subsidiary with persons having relationships with it.

          (b) No change shall be made in the incorporating documents or bylaws of the Company or the Subsidiary.

          (c) No change shall be made in the number of shares of the Company or the Subsidiary; nor shall any option, warrant, call, right, commitment, conversion right, right of first refusal, or agreement of any character be granted or made by the Company or the Subsidiary relating to the authorized shares thereof; nor shall the Company or the Subsidiary issue, grant or sell any securities or obligations convertible into shares of the Company or the Subsidiary; nor shall the Company or the Subsidiary declare, set aside for the payment of, or pay any dividend or distribution of assets (in cash, kind or otherwise) in respect of its share capital, nor repurchase or agree to repurchase any share of such share capital.

          (d) The Company and the Subsidiary shall not settle any disputed tax claims in any material amount (including interest and penalties).

          (e) The Company and the Subsidiary shall duly comply in all material respects with all laws applicable to it and all laws applicable to the transactions contemplated by this Agreement.

          (f) Except in the ordinary course of business and consistent with past practice, the Company and the Subsidiary shall not (i) incur any indebtedness in addition to any indebtedness outstanding on the date hereof or any renewals or extensions thereof; (ii) assume, guarantee, endorse or otherwise become liable or responsible (whether directly, contingently or otherwise) for the obligations of any other individual, firm or corporation, except for endorsement of checks for collection in the ordinary course of business; or (iii) make any loans, advances or capital contributions to, or investments in, any other individual, firm or corporation, except in connection with normal relocations, travel advances or other advances which in the aggregate are not material.

          (g) The Company and the Subsidiary shall not except as required by applicable law (i) increase the compensation payable or to become payable by the Company or the Subsidiary to any officer or employee thereof, or increase any bonus, insurance, pension or other employee benefit plan, or increase any payment plan, payment or arrangement made to, for or with any employees, or (ii) commit itself to any additional pension, profit sharing, bonus, incentive, deferred compensation, stock purchase, stock option, stock appreciation right, group insurance, severance pay, retirement or other employee benefit plan, agreement or arrangement, or to any employment or material consulting agreement with or for the benefit of any person or to amend any of such plans or any of such agreements in existence on the date hereof.

          (h) The Company and the Subsidiary shall not, except in the ordinary course of business, sell, transfer, mortgage, or otherwise dispose of, or encumber, or agree to sell, transfer, mortgage or otherwise dispose of or encumber, any properties, real, personal or mixed, tangible or intangible.

          (i) The Company and the Subsidiary shall not enter into any other agreement, commitment or contract, except agreements, commitments or contracts for the purchase, sale or lease of products or services in the ordinary course of business, consistent with past practice and not in excess of currently anticipated requirements.

          (j) The Company and the Subsidiary shall not make any single capital expenditure, capital addition or capital improvement, except in the ordinary course of business in an amount that shall not exceed $5,000 per annum in the aggregate.

          (k) Neither the Selling Shareholders nor the officers or directors of the Company or the Subsidiary, shall approve, recommend or undertake, with the Company or the Subsidiary as the surviving, disappearing or acquiring corporation, any merger, consolidation, acquisition of all or substantially all of the assets, or tender offer or other takeover transaction, or enter into any negotiations with, or furnish or cause to be furnished, any information concerning its business, properties or assets to, any person (other than the Purchaser) which the Company or any of such officers or directors knows to be interested in any such transaction.

          (l) The Company shall not take, or knowingly permit to be taken, any action or do, or knowingly permit to be done, anything in the conduct of the business of the Company or the Subsidiary which would be contrary to or in breach of any of the terms or provisions of this Agreement or which would cause any of the representations contained herein to be or to become untrue.

          (m) The Company and the Subsidiary shall not settle any claim, action or proceeding commenced after the date hereof.

          (n) Except for wages or other employee benefits due to employees under existing arrangements, the Company and the Subsidiary shall not declare or set aside payment for or make any dividend or other distribution whether in cash, stock or property (or any combination thereof) to the Selling Shareholders.

          (o) The Company and the Subsidiary shall not make any loans or advances to any officer, director, employee, consultant, representative, salesman or agent of the Company or the Subsidiary involving more than $5,000 in the aggregate or make any other loan or advance otherwise than in the ordinary and usual course of business;

          (p) The Company or the Subsidiary shall not change its accounting methods or practices, or change the depreciation or amortization policies or rates theretofore adopted by it.

          (q) The Company and the Subsidiary shall not pay or commit to pay any commission or other amount to any shareholder or any director or officer of the Company or the Subsidiary or any employee, consultant, representative, salesman or agent of the Company or the

Subsidiary or any relative or affiliate of any of them, except in accordance with employment contracts or arrangements entered into in the ordinary and usual course of business.

          (r) The Company and the Subsidiary shall not make any unlawful payment to governmental or quasi-governmental officials or payments to customers or suppliers for the sharing of fees or rebating of charges or reciprocal practices that are unlawful according to Danish law.

     4.2 Information. The Company will give to the Purchaser and to the Purchaser's officers, accountants, counsel and other representatives or advisors full access throughout the period prior to the Closing to all the properties, books, contracts, commitments, reports, studies, and other records and to the officers and employees of the Company. The Company and the Selling Shareholders will make available to the Purchaser during such period all such information concerning the Company and its businesses and properties as the Purchaser may reasonably request. If requested by the Purchaser, the Company will cause to be made available to the Purchaser and the Purchaser's accountants the work papers and other information utilized by the Company's accountants in the preparation of the financial statements of the Company and make such accountants available to the Purchaser and to the Purchaser's accountants.

     4.3 Consents. Each of the Selling Shareholders and the Company agrees to take all necessary corporate or other actions and to use their best efforts to complete all filings and obtain all governmental, board of directors and other consents and approvals required of the Selling Shareholders or the Company for consummation of the transactions contemplated by this Agreement, including, without limitation, obtaining, without cost or expense to the Purchaser, the appropriate consents or approvals with respect to all contracts, instruments or other agreements listed on Schedule 2.24.

     4.4 Notice of Litigation. The Selling Shareholders and the Company will provide written notice to the Purchaser of any litigation, judicial, administrative, arbitration or other proceeding or governmental investigation which arises or, to the knowledge of any of the Selling Shareholders or the Company, is threatened, after the date of this Agreement and prior to the Closing, against or relating to the Company, its properties or business, the Subsidiary, or the transactions contemplated by this Agreement, setting forth in such notice the facts and circumstances currently available to the Company with respect to such litigation, proceeding or investigation.

     4.5 Disclosure. The Company and each of the Selling Shareholders will inform the Purchaser promptly in writing of anything that arises prior to Closing that would make the representations, warranties and disclosures made herein untrue or misleading or which would constitute a breach of any covenant contained herein. No disclosure by the Company or any of the Selling Shareholders pursuant to this Section 4.5, however, shall be deemed to amend or supplement any schedule or provision to this Agreement or to prevent or cure any misrepresentation, breach of warranty or breach of covenant.

     4.6 Resignation of Officers and Directors. Effective as of the Closing, the Selling Shareholders and the Company shall cause the persons listed on Schedule
4.6 to resign as officers and directors of the Company and to grant full releases of any claims they may have against the Company.

     4.7 Consulting Agreement. On or prior to the Closing, Ole Petter Eriksen shall execute and deliver to the Purchaser a consulting agreement in a form agreed to between the Purchaser and Ole Petter Eriksen.

     4.8 Covenant Not to Compete. On or prior to the Closing, each of the Selling Shareholders shall execute and deliver to the Purchaser a non-compete agreement in substantially the form attached hereto as Exhibit D.

     4.9 Filing of Tax Return. The Selling Shareholders and the Company will cooperate fully with the Purchaser in the preparation and filing within 60 days of the Closing of all returns and elections required by the Company with respect to the deemed year end which occurs immediately before Closing.

     4.10 Confidentiality. The Company and the Selling Shareholders agree that following completion of the transactions contemplated hereby and for a period of two years thereafter, neither the Company, the Selling Shareholders nor any employee or other representative or agent of the Company will disclose or use any information regarding the Company or the Purchaser obtained in the course of its investigation or set forth in any schedule to this Agreement, except (i) as may be necessary for the prosecution or defense of any claim or suit brought to enforce rights or obligations under this Agreement or (ii) information in the public domain prior to the date of the Agreement or thereafter becoming a part of the public domain without a violation of this Agreement. If the transactions contemplated hereby are not consummated and this Agreement terminates, the Company and the Selling Shareholders, the employees and other representatives and agents will return all copies of documents, contracts or records and other properties furnished to them by the Purchaser pursuant to this Agreement.

                                   ARTICLE V

                          COVENANTS OF THE PURCHASER

     The Purchaser covenants and agrees with the Selling Shareholders and the Company that, except as otherwise consented to in writing by the Selling
Shareholders:

     5.1 Consents. The Purchaser will take all necessary corporate or other action, and will use its best efforts to complete all filings and obtain all governmental and other consents and approvals, required of the Purchaser for consummation of the transactions contemplated by this Agreement.

     5.2 Confidentiality. If the transactions contemplated hereby are not consummated and this Agreement terminates, the Purchaser, its employees and other representatives and agents will return all copies of documents, contracts or records and other properties furnished to them by the Company pursuant to this Agreement.

     5.3 Employment Agreement. On or prior to the Closing, the Purchaser shall execute and deliver to Oluf 0stergaard Kristensen an employment agreement in a form agreed to between the Purchaser and Oluf 0stergaard Kristensen.

                                  ARTICLE VI

                   CONDITIONS TO THE PURCHASER'S OBLIGATIONS

     Unless  waived by the  Purchaser  in  writing in its sole  discretion,  all
obligations   of  the  Purchaser   under  this  Agreement  are  subject  to  the
fulfillment, prior to or at the Closing, of each of the following conditions:

     6.1 Representations, Warranties and Covenants. The representations and warranties of the Company and Selling Shareholders in this Agreement shall be true in all material respects at and as of the Closing Date with the same force and effect as though made on and as of such date; the Selling Shareholders and the Company shall have performed in all material respects all obligations and complied in all material respects with all covenants required by this Agreement to be performed or complied with by them on or prior to the Closing Date; and the Purchaser shall have received from the Selling Shareholders and the Company a certificate or certificates, signed by the Selling Shareholders and dated the Closing Date, to the foregoing effect, in substantially the form attached hereto as Exhibit C.

     6.2 Opinion of Counsel. The Selling Shareholders and the Company shall have delivered to the Purchaser a favorable opinion of their counsel,
Mazanti-Andersen,   Kors0  Jensen  &  Partnere,   dated  the  Closing  Date,  in
substantially the form attached hereto as Exhibit A. In giving the foregoing opinion, such counsel shall be entitled to rely upon certificates of public officials and of officers of the Company with respect to the accuracy of factual matters which are not independently established.

     6.3 Approvals of Governmental Authorities. All governmental approvals necessary to consummate the transactions contemplated by this Agreement shall have been received on terms reasonably satisfactory to the Purchaser.

     6.4 No Adverse Proceedings or Events.

          (a) No material suit, action or other proceeding against the Company or the Purchaser, or their respective officers or directors, or the Selling Shareholders, shall be pending before any court or governmental agency in which it will be, or it is, sought to restrain or prohibit any of the transactions contemplated by this Agreement or to obtain damages or other relief in connection with this Agreement or the transactions contemplated hereby.

          (b) Neither the Company nor the assets of the Company shall have been materially and adversely affected in any way by any act of God, fire, flood, war, labor disturbance, legislation (proposed or enacted) or other event or occurrence, and there shall have been no material adverse change in the financial condition of the Company.

     6.5 Consents and Actions. All requisite consents of any third parties necessary for the consummation of the transactions contemplated by this Agreement shall have been obtained.

     6.6 Purchase of Mentzler ApS Stock. The purchase of the Mentzler shares, as contemplated in the Mentzler Agreement shall have been completed, and the Purchaser shall have taken delivery of certificates evidencing all of the shares of the Company held by Mentzler Aps such that immediately following the closing the Purchaser will own 100% of the share capital of the Company.

     6.7 Delivery of Financial Statements. The Company shall have delivered to the Purchaser unaudited financial statements for each monthly period commencing April 30, 1995 and ending with the month end immediately preceding the Closing Date (or the second preceding month end if the Closing occurs during the first 10 days of a month), including an income statement for the period then ended and a balance sheet as of the end of such period and a comparative income statement for the same period of the prior year.

     6.8 Investigation by the Purchaser. Neither any investigation of the Company by the Purchaser or any designee or representative of the Purchaser, nor any schedule hereto, nor any other document delivered to the Purchaser, shall have revealed any facts or circumstances which, in the sole and exclusive judgment of the Purchaser, reflect in an adverse way on the financial condition, business, operations or prospects of the Company.

     6.9 Stock Certificates. The Selling Shareholders shall have delivered to the Purchaser at the Closing certificates representing all of the Shares, in good delivery form and duly endorsed for transfer or accompanied by duly executed stock powers evidencing such Shares.

     6.10 Resignations. The Company shall have received the written resignations of all directors and officers of the Company set forth on Schedule 4.6 effective as of Closing.

     6.11 Covenant Not to Compete. The Selling Shareholders shall have executed and delivered a covenant not to compete agreement in substantially the form attached hereto as Exhibit D.

                                  ARTICLE VII

              CONDITIONS TO THE SELLING SHAREHOLDERS' OBLIGATIONS

     Unless waived by the Selling Shareholders in writing in their sole discretion, all obligations of the Selling Shareholders under this Agreement are subject to the fulfillment, prior to or at the Closing, of each of the following conditions:

     7.1 Representations, Warranties and Covenants. The representations and warranties of the Purchaser contained in this Agreement shall be true in all material respects at and as of the Closing Date with the same force and effect as though made on and as of such date; the Purchaser shall have performed in all material respects all obligations and complied in all material respects with all covenants required by this Agreement to be performed or complied with by it on or prior to the Closing Date; and the Selling Shareholders shall have received from the Purchaser a certificate, signed by a director or officer of the Purchaser and dated the Closing Date, to the foregoing effect.

     7.2 Opinion of Counsel to the Purchaser. The Purchaser shall have delivered to the Selling Shareholders favorable opinions of the counsel to the Purchaser, Vinson & Elkins L.L.P. and Bech-Bruun & Trolle (with respect to Danish law matters), dated the Closing Date, in substantially the form attached hereto as Exhibit B. In giving the foregoing opinions, such counsel shall be entitled to rely upon certificates of public officials and of officers of the Purchaser with respect to the accuracy of factual matters which are not independently established.

     7.3 No Adverse Proceedings or Events. No material suit, action or other proceeding against the Selling Shareholders, the Company or the Purchaser, or their respective officers or directors, shall be pending before any court or governmental agency in which it will be, or it is, sought to restrain or prohibit any of the transactions contemplated by this Agreement or to obtain damages or other relief in connection with this Agreement or the transactions contemplated hereby.

     7.4 Approvals of Government Authorities. All governmental approvals necessary to consummate the transactions contemplated by this Agreement shall have been received on terms reasonably satisfactory to the Selling Shareholders.

     7.5  Payment  of  Purchase  Price.   The  Purchaser  shall  have  paid  the
consideration for the Shares to the Selling Shareholders at the Closing as specified in Section 1.2.

                                 ARTICLE VIII

                                INDEMNIFICATION

     8.1 Indemnification by the Selling Shareholders. Each of the Selling Shareholders, jointly and severally, hereby covenant and agree to indemnify and hold harmless the Purchaser, any of its officers, directors, shareholders, employees, agents, affiliates and representatives, including the Company, and their respective successors and assigns (the "Indemnified Parties"), at all times from and after the Closing Date, against and in respect of the following:

          (a) any liability, loss, damage, or expense resulting from any misrepresentation, breach of warranty or non-fulfillment of any agreement or covenant on the part of the Selling Shareholders set forth in this Agreement, or from any misrepresentation in or omission from any certificate or other instrument or document furnished or to be furnished by the Selling Shareholders hereunder or any liability, loss, damage, or expense resulting from any misrepresentation, breach of warranty or non-fulfillment of any agreement or release on the part of Mentzler set forth in the Mentzler Agreement; provided, however, that the Indemnified Parties shall not be entitled to assert rights of indemnification under this Section 8.1 until the aggregate amount of all such liability, loss, damage or expense (including reasonable attorneys' fees and expenses) (collectively, "Purchaser Indemnified Losses") exceeds $30,000 (United States) (it being understood that such Purchaser Indemnified Losses shall accumulate until such time or times as the aggregate of all such Purchaser Indemnified Losses exceeds $30,000 (United States), whereupon the Indemnified Parties shall be entitled to indemnification for any such Purchaser Indemnified Losses, including the first $30,000 (United States));

          (b) any liability, loss, damage or expense of the Company which in any way relates to or arises out of the business, operations, ownership or assets of the Company prior to the Closing Date; and

          (c) all claims, actions, suits, proceedings, demands, assessments, judgments, costs, attorneys' fees and expenses of any nature incident to any of the matters indemnified against pursuant to this Section 8.1, including, without limitation, all such costs and expenses incurred in the defense thereof or in the enforcement of any rights of the Purchaser under this Article VIII.

     8.2 Notice and Defense. The Purchaser agrees to give prompt notice to the Selling Shareholders of any action or proceeding to which it or any of the other Indemnified Parties believes they have a right to indemnification hereunder, and failure to give such notice shall be a breach of this Section 8.2; provided, however, that the omission so to notify the Selling Shareholders shall not release them from any liability which they may have to the Indemnified Parties except to the extent of damages occasioned by such breach. If any such action or proceeding shall be brought against the Indemnified Parties, and the Selling Shareholders shall be so notified, then the Selling Shareholders, upon acknowledging in writing to the Purchaser their indemnification obligation hereunder, shall have the right to participate in, and, to the extent that they may wish, to assume the defense thereof, with counsel reasonably satisfactory to the Purchaser, which approval shall not be unreasonably withheld (as indicated in writing within five (5) days of the Selling Shareholders' request for approval) and after notice of their election to assume the defense thereof, the Selling Shareholders will not be liable to the Indemnified Parties for any further legal expenses incurred by the Indemnified Parties in connection with any such action or proceeding, other than (i) the reasonable costs of investigation or assistance required by the Selling Shareholders or any party claiming against the Selling Shareholders or the Indemnified Parties; (ii) expenses reasonably incurred by the Indemnified Parties to comply with any order of any court, governmental agency or authority, legal discovery, or other law, statute, rule or regulation in connection with such claim; and (iii) expenses reasonably incurred by the Indemnified Parties as a result of, or arising from, the Selling Shareholders' failure or refusal to defend such claim. The Indemnified Parties may participate actively, at their expense, after notice of assumption of defense has been given by the Selling Shareholders, in any negotiations, lawsuits or other resolution of such claim. The Purchaser shall have the right to approve any out of court settlement if it would divest the Purchaser of any of the Shares or otherwise materially adversely affect the operations of the Company; provided that such approval shall not be unreasonably withheld.

     8.3 Contribution. In the event that the Purchaser obtains a recovery from the Selling Shareholders pursuant to Section 8.1 following the Closing Date, the Selling Shareholders shall have no right of contribution from, or other right of recovery against, the Company and the Selling Shareholders covenant that they will not assert any such claim or right.

     8.4 Indemnification by the Purchaser.

          (a) The Purchaser hereby covenants and agrees to indemnify and hold harmless each Selling Shareholder from and after the Closing Date against and in respect of the following:

          (i) any liability, loss, damage or expense resulting from any misrepresentation, breach of warranty or non-fulfillment of any agreement or covenant on the part of the Purchaser under this Agreement, or from any misrepresentation in or omission from any certificate or other instrument or document furnished or to be furnished by the Purchaser hereunder; provided, however, that the Selling Shareholders shall not be entitled to assert any rights of indemnification under this Section 8.4 until the aggregate amount of all such liability, loss, damage or expense (including reasonable attorneys' fees and expenses) (the "Selling Shareholders' Indemnified Losses") exceeds $30,000 (United States) (it being understood that such Selling Shareholders' Indemnified Losses shall accumulate until such time or times as the aggregate of all such Selling Shareholders' Indemnified Losses exceeds $30,000 (United States), whereupon the Selling Shareholders shall be entitled to indemnification for any such Selling Shareholders' Indemnified Losses, including the $30,000 (United States));

          (ii) any loss resulting from operations after the Closing Date; and

          (iii) all claims, actions, suits, proceedings, demands, assessments, judgments, costs, attorneys' fees and expenses of any nature incident to any of the matters indemnified against pursuant to this Section 8.4, including, without limitation, all such costs and expenses incurred in the defense thereof or in the enforcement of any rights of the Selling Shareholders hereunder.

          (b) The Selling Shareholders agree to give the Purchaser prompt notice of any action or proceeding to which the Selling Shareholders believe they have a right of indemnification hereunder, and failure to give such notice shall be a breach of this Section 8.4(b); provided, however, that the omission so to notify the Purchaser shall not release it from any liability which it may have to the Selling Shareholders. If any such action or proceeding shall be brought against the Selling Shareholders, and the Purchaser shall be so notified or otherwise shall learn of the commencement thereof, then the Purchaser, upon acknowledging in writing to the Selling Shareholders its indemnification obligation hereunder, shall have the right to participate in, and, to the extent that it may wish, to assume the defense thereof, with counsel reasonably satisfactory to the Selling Shareholders, which approval shall not be unreasonably withheld (as indicated in writing within five (5) days of the Purchaser's request for approval) and after notice of its election to assume the defense thereof, the Purchaser will not be liable to the Selling Shareholders for any further legal expenses incurred by the Selling Shareholders in connection with any such action or proceeding, other than (i) the reasonable costs of investigation or assistance required by the Purchaser or any party claiming against the Purchaser, its officers, directors, employees, agents, affiliates or representatives, the Company or the Selling Shareholders; (ii) expenses reasonably incurred by the Selling Shareholders to comply with any order of any court, governmental agency or authority, legal discovery, or other law, statute, rule or regulation in connection with such claim; and (iii) expenses reasonably incurred by the Selling Shareholders as a result of, or arising from, the Purchaser's failure or refusal to defend such claim.

                                  ARTICLE IX

                                   SURVIVAL

     The representations and warranties by the parties in this Agreement and in any other certificate or document delivered in connection herewith shall survive the Closing for a period of 24 months except for the matters contained in Sections 2.2, 2.17 and 2.23 which shall continue indefinitely.

                                   ARTICLE X

                                   EXPENSES

     Each party will bear its own expenses in connection with the transactions contemplated by this Agreement, including all expenses of its counsel, accountants and advisors, except that the Selling Shareholders shall share their aggregate out-of-pocket expenses in proportion to the relative value of the consideration received by each of the Selling Shareholders at the Closing for the Shares.

                                  ARTICLE XI

                                    NOTICES

     All notices and demands required or permitted under this Agreement shall be in writing in the English language and shall be deemed to have been delivered upon receipt by hand delivery, telecopy/telex or overnight delivery service, properly addressed as follows (or to such other address as any party hereto shall notify the other parties shown below in writing):

            To the Purchaser:

                  Bettis Corporation
                  18703 GH Circle
                  P.O. Box 508
                  Waller, Texas  77484

                  Attention:  Wilfred Krenek

            With a copy to:

                  Bech-Bruun & Trolle
                  3 Norre Farimagsgade
                  DK-1364 Copenhagen K

                  Attention:  Mikkel Baaring Lerche

                  Vinson & Elkins
                  3300 First City Tower
                  1001 Fannin
                  Houston, Texas  77002

                  Attention: T. Mark Kelly

            To the Selling Shareholders:

                  At the address shown on the
                    signature page hereof

            With a copy to:

                  Mazanti-Andersen, Korso Jensen & Partnere
                  69 St. Kongensgade
                  DK-1264 Copenhagen K

                  Attention:  Torben Vistisen

                                  ARTICLE XII

                                 TERMINATION

     The parties, by mutual written consent, may terminate this Agreement at any time prior to the Closing and, unless otherwise specifically provided in such consent, any such termination shall be without liability on the part of any party hereto. In addition, the Purchaser or the Selling Shareholders may elect to terminate this Agreement in the event that the Closing shall not have occurred on or before June 30, 1996. The Purchaser also may terminate this Agreement pursuant to the provisions of Section 1.1.

     Any such termination shall be without liability to the Purchaser or the Selling Shareholders, except to the extent that there shall have occurred any breach of this Agreement or wrongful refusal to close hereunder or any misrepresentation or breach of warranty, as to each of which all legal remedies of the party adversely affected shall survive and be enforceable.

                                 ARTICLE XIII

                               ENTIRE AGREEMENT

     This Agreement (including the schedules and exhibits hereto) constitutes the entire agreement of the Company, the Selling Shareholders and the Purchaser with respect to the transactions contemplated by this Agreement, and no information provided to the Purchaser (whether orally or in writing) shall be deemed to constitute part of the schedules to this Agreement unless attached to this Agreement. This Agreement supersedes any and all prior understandings, written or oral, between the Company, the Selling Shareholders and the Purchaser and this Agreement may be amended, modified, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of the amendment, modification, waiver, discharge or termination is sought.

                                  ARTICLE XIV

                                  ASSIGNMENT

     This Agreement and all the provisions hereof shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns, but, except as specifically provided otherwise herein, nothing herein, express or implied, is intended to or shall confer any rights, remedies or benefits upon any person other than the parties hereto and their successors and permitted assigns. The rights and obligations of the parties to this Agreement shall not be assignable by any party hereto (other than by will or by operation of law upon the death of any such party) without the prior written consent of the other parties hereto.

                                  ARTICLE XV

                                    GENERAL

     15.1 Section Headings. The section titles and headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     15.2 Governing Law. This Agreement shall be construed in accordance with and governed by the laws of the State of Texas.

     15.3 Dispute Resolution.

          (a) In the event that any dispute should arise between the Purchaser and the Selling Shareholders with respect to any matter covered by this Agreement, the Purchaser and the Selling Shareholders shall resolve such dispute in accordance with the procedures set forth in this Section 15.3.

          (b) In the event of any dispute between the parties with respect to any matter covered by this Agreement, the parties shall first use their best efforts to resolve such dispute between themselves. If the parties are unable to resolve the dispute within 30 calendar days after the commencement of efforts to resolve the dispute, the dispute shall be submitted to arbitration in accordance with Section 15.3(c).

          (c)(i) Either the Purchaser or the Selling Shareholders may submit any matter referred to in Section 15.3 to arbitration by notifying the other party hereto, in writing, of such dispute. Within 10 days after receipt of such notice, the Purchaser and the Selling Shareholders shall designate in writing one arbitrator to resolve the dispute; provided, that if the parties hereto cannot agree on an arbitrator within such 10-day period, the arbitrator shall be selected by the American Arbitration Association. The arbitrator so designated shall not be an employee, consultant, officer, director or stockholder of any party hereto or any affiliate of any party to this Agreement, and shall be located in Houston, Texas.

          (ii) Within 15 days after the designation of the arbitrator, the arbitrator, the Purchaser and the Selling Shareholders shall meet, at which time the Purchaser and the Selling Shareholders shall be required to set forth in writing all disputed issues and a proposed ruling on each such issue.

          (iii) The arbitrator shall set a date for a hearing, which shall be no later than 30 days after the submission of written proposals pursuant to
     Section 15.3(c)(ii), to discuss each of the issues identified by the Purchaser and the Selling Shareholders. Each such party shall have the right to be represented by counsel. The arbitration shall be governed by the rules of the American Arbitration Association; provided, that the arbitrator shall have sole discretion with regard to the admissibility of evidence.

          (iv) The arbitrator shall use his or her best efforts to rule on each disputed issue within 30 days after the completion of the hearings described in Section 15.3(c)(iii). The determination of the arbitrator as to the resolution of any dispute shall be binding and conclusive upon all parties hereto. All rulings of the arbitrator shall be in writing and shall be delivered to the parties hereto.

          (v) The prevailing party in any arbitration shall be entitled to an award of reasonable attorneys' fees incurred in connection with the arbitration. The non-prevailing party shall pay such fees, together with the fees of the arbitrator and the costs and expenses of the arbitration.

          (vi) Any arbitration pursuant to this Section 15.3 shall be conducted in Houston, Texas. Any arbitration award may be entered in and enforced by any court having jurisdiction thereover and shall be final and binding upon the parties.

          (vii) Notwithstanding the foregoing, nothing in this Section 15.3 shall be construed as limiting in any way the right of a party to seek injunctive relief with respect to any actual or threatened breach of this Agreement from a court of competent jurisdiction.

     15.4 Transfer Taxes. All sales and other transfer taxes, if any, arising out of or in connection with the consummation of the sale of the Shares as contemplated herein shall be paid one-half by the Purchaser and one-half by the Selling Shareholders.

     15.5 Specific Performance. Each of the Selling Shareholders and the Purchaser acknowledge that the transactions contemplated by this Agreement are unique and there may be no adequate remedy at law if the Selling Shareholders shall fail to perform their obligations hereunder. In addition to any other rights or remedies the Purchaser may have, the Purchaser shall have the right to obtain specific performance of the obligations of the Selling Shareholders hereunder.

     15.6 No Party Deemed Drafter. The parties agree that no party shall be deemed to be the drafter of this Agreement and that in the event this Agreement is ever construed by a court of law or equity, such court shall not construe this Agreement or any provision hereof against a party as the drafter of the Agreement, the parties acknowledging that each of the parties hereto have contributed substantially and materially to the preparation hereof.

     15.7 Public Statements. The parties hereto agree to consult with one another prior to issuing any public announcement or statement with respect to the transactions contemplated herein and agree that, except as required by law, they will not make any such public announcement to which the other may reasonably object.

     15.8 Further Actions. Each party shall execute and deliver such other documents and take such other actions as may reasonably be requested by the other parties in order to consummate or implement the transactions contemplated by this Agreement.

     15.9 Severability. Any provision of this Agreement or any instrument referred to herein which is invalid or unenforceable in any jurisdiction shall be ineffective to the extent of such invalidity or unenforceability without invalidating or rendering unenforceable the remaining provisions of this Agreement, and, to the extent permitted by law, any determination of invalidity or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     15.10 Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed an original, but all of which together shall constitute one and the same instrument.

     15.11 Time of the Essence. Time is of the essence of this Agreement and all of the terms, provisions, covenants and conditions hereof.

     15.12 Limitation of Liability. The Purchaser waives any right of recourse in recovery under the Texas Deceptive Trade Practices Act. The Purchaser and the Selling Shareholders agree that neither party shall have any claim of special, punitive or consequential damages. The Purchaser acknowledges that each of the Selling Shareholders shall have no liability in any event under this Agreement for an amount in excess of the consideration received by them.

     IN WITNESS WHEREOF, the Purchaser, the Company and the Selling Shareholders have caused this Agreement to be duly executed as of the date first above written.

                                    BETTIS CORPORATION

                                    By
                                       Name:  Wilfred Krenek
                                       Title: Vice President

                                    DANTORQUE A/S

                                    By
                                       Name:  Oluf Oestergaard
                                       Title: Managing Director


                                    Selling Shareholders:

                                    Oluf 0stergaard Kristensen
                                    Address:  Revuingevei 32
                                              DK-6800 Varde

                                    Ole Petter Eriksen
                                    Address:  Skolebakken 45
                                              2830 V

                                  SCHEDULE I

- --------------------------------------------------------------------------------
Shareholder                                          Amount            Shares

- --------------------------------------------------------------------------------
Oluf 0stergaard Kristensen....................      $974,120          340,000

Ole Petter Eriksen............................      $765,380          270,000

                                                                    Exhibit 10.2


                   ---------------------------------------




                           STOCK PURCHASE AGREEMENT

                                 By and Among

                              BETTIS CORPORATION

                                 ("Purchaser")

                                      and

                                 DANTORQUE A/S

                                (the "Company")

                                      and

                                 MENTZLER ApS
                          (the "Selling Shareholder")

                   ---------------------------------------




                                 June 7, 1996

                               TABLE OF CONTENTS

                                                                          Page

ARTICLE I

      PURCHASE OF THE COMPANY SHARES; CLOSING
       ......................................................................1
      1.1   Purchase of Shares; Delivery.....................................2
      1.2   Consideration....................................................2
      1.3   Closing..........................................................2

ARTICLE II

      REPRESENTATIONS AND WARRANTIES
      OF THE COMPANY AND THE SELLING SHAREHOLDER
       ......................................................................2
      2.1   Organization and Standing........................................2
      2.2   Capitalization; Ownership of the Shares..........................3
      2.3   Financial Statements.............................................3
      2.4   No Undisclosed Liabilities.......................................3
      2.5   Absence of Certain Changes, Events or Conditions.................4
      2.6   Accounts Receivable..............................................5
      2.7   Inventories; Work in Progress....................................5
      2.8   Litigation, Etc..................................................5
      2.9   Patents and Trademarks; Trade Secrets and Proprietary Information5
      2.10  Licenses, Permits and Franchises.................................6
      2.11  Danfoss Agreement Terminated.....................................6
      2.12  Labor Matters....................................................6
      2.13  No Conflict With Other Documents.................................6
      2.14  Certain Schedules................................................7
      2.15  Authority........................................................9
      2.16  Customers and Suppliers..........................................9
      2.17  Tax Matters.....................................................10
      2.18  Title to Properties; Absence of Liens and Encumbrances, Etc.....11
      2.19  Employee Benefit Matters........................................11
      2.20  Insurance.......................................................12
      2.21  Transactions with Affiliates....................................13
      2.22  Condition of Assets.............................................13
      2.23  Environmental Matters...........................................13
      2.24  Consents........................................................14
      2.25  Absence of Untrue or Misleading Statements......................14
      2.26  Absence of Illegal Payments.....................................14

ARTICLE III

      REPRESENTATIONS AND WARRANTIES OF THE PURCHASER
       .....................................................................15
      3.1   Organization and Standing.......................................15
      3.2   No Conflict With Other Documents................................15
      3.3   Authority.......................................................15
      3.4   Sophisticated Purchaser.........................................15
      3.5   Representations.................................................15

ARTICLE IV

      COVENANTS OF THE COMPANY AND THE SELLING SHAREHOLDER
       .....................................................................15
      4.1   Conduct of Business of the Company Prior to the Closing Date....16
      4.2   Information.....................................................18
      4.3   Consents........................................................18
      4.4   Notice of Litigation............................................19
      4.5   Disclosure......................................................19
      4.6   Resignation of Officers and Directors...........................19
      4.7   Filing of Tax Return............................................19
      4.8   Confidentiality.................................................19

ARTICLE V

      COVENANTS OF THE PURCHASER
       .....................................................................20
      5.1   Consents........................................................20
      5.2   Confidentiality.................................................20

ARTICLE VI

      CONDITIONS TO THE PURCHASER'S OBLIGATIONS
       .....................................................................20
      6.1   Representations, Warranties and Covenants.......................20
      6.2   Opinion of Counsel..............................................21
      6.3   Approvals of Governmental Authorities...........................21
      6.4   No Adverse Proceedings or Events................................21
      6.5   Consents and Actions............................................21
      6.6   Purchase of Other Shareholders' Stock...........................21
      6.7   Delivery of Financial Statements................................21
      6.8   Investigation by the Purchaser..................................22
      6.9   Stock Certificates..............................................22
      6.10  Resignations....................................................22

ARTICLE VII

      CONDITIONS TO THE SELLING SHAREHOLDER'S OBLIGATIONS
       .....................................................................22
      7.1   Representations, Warranties and Covenants.......................22
      7.2   Opinion of Counsel to the Purchaser.............................22
      7.3   No Adverse Proceedings or Events................................23
      7.4   Approvals of Government Authorities.............................23
      7.5   Payment of Purchase Price.......................................23

ARTICLE VIII

      INDEMNIFICATION
       .....................................................................23
      8.1   Indemnification by the Selling Shareholder......................23
      8.2   Notice and Defense..............................................24
      8.3   Contribution....................................................25
      8.4   Indemnification by the Purchaser................................25

ARTICLE IX

      SURVIVAL
       .....................................................................26

ARTICLE X

      EXPENSES
       .....................................................................26

ARTICLE XI

      NOTICES
       .....................................................................26

ARTICLE XII

      TERMINATION
       .....................................................................27

ARTICLE XIII

      ENTIRE AGREEMENT
       .....................................................................28

ARTICLE XIV

      ASSIGNMENT
       .....................................................................28

ARTICLE XV

      GENERAL
       .....................................................................28
      15.1  Section Headings................................................28
      15.2  Governing Law...................................................28
      15.3  Dispute Resolution..............................................29
      15.4  Transfer Taxes..................................................30
      15.5  Specific Performance............................................30
      15.6  No Party Deemed Drafter.........................................30
      15.7  Public Statements...............................................30
      15.8  Further Actions.................................................30
      15.9  Severability....................................................31
      15.10 Counterparts....................................................31
      15.11 Time of the Essence.............................................31

                           STOCK PURCHASE AGREEMENT

     THIS STOCK PURCHASE AGREEMENT (the "Agreement"), dated as of June 7, 1996, is entered into by and among Bettis Corporation, a Delaware corporation ("Bettis Corporation") (the "Purchaser"), Dantorque A/S, a company duly incorporated and existing under the laws of the Kingdom of Denmark (registered under reg. no. A/S
179.134 with the Danish Commerce and Companies Agency) with its registered office at Limfjordsvej 7, DK6715 Esbjerg N (the "Company") and Mentzler ApS (registered under no. 40.409 under the Danish Commerce and Companies Act) with its registered office at _______________, a shareholder of the Company (the "Selling Shareholder").

                             W I T N E S S E T H :

     WHEREAS, the Selling Shareholder owns 49.167% of the issued shares;

     WHEREAS, the Purchaser has entered into an unconditional and irrevocable agreement with Oluf 0stergaard Kristensen and Ole Petter Eriksen (the "Other Shareholders") dated as of the date first written above (the "Other Agreement") whereby the Other Shareholders will sell and transfer and the Purchaser will buy and acquire the shares in the Company owned by the Other Shareholders (the "Other Shares"), such shares representing 50.833% of the issued shares in the Company;

     WHEREAS, for the consideration and on the terms set forth herein, the Selling Shareholder desires to sell and the Purchaser desires to acquire all of the shares of the Company owned by the Selling Shareholder (the "Shares");

     NOW, THEREFORE, for and in consideration of the premises and of the covenants, agreements, representations and warranties hereinafter contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Purchaser, the Company and the Selling Shareholder agree as follows:

                                   ARTICLE I

                    PURCHASE OF THE COMPANY SHARES; CLOSING

     Subject to the terms and conditions of this Agreement, the Purchaser and the Selling Shareholder agree to effect the following transactions at the Closing (as hereinafter defined):

     1.1 Purchase of Shares; Delivery. At the Closing, the Selling Shareholder will sell, transfer, convey and deliver to the Purchaser the Shares as evidenced by the delivery of certificates in good delivery form and duly endorsed for transfer in exchange for the consideration set forth in Section 1.2 payable with respect to the Shares. For all purposes of this Agreement, the sale and purchase of the Shares shall be deemed to be effective as of the opening of business on the Closing Date (as hereinafter defined).

     1.2 Consideration. The consideration payable with respect to the Shares shall consist of 7,500,000 DKK in cash consideration. The cash consideration shall be payable, at the option of the Purchaser, either by wire transfer into an account designated by the Selling Shareholder on the Closing Date or delivery of other immediately available funds.

     1.3 Closing. The closing (the "Closing") of the transactions contemplated by this Agreement shall take place concurrently with the closing of the transactions contemplated by the Other Agreement at the offices of Vinson & Elkins L.L.P., at 2300 First City Tower, 1001 Fannin, Houston, Texas 77002 on June 7, 1996, or at such other place, time and date as the parties hereto shall mutually agree (the "Closing Date").

                                  ARTICLE II

                        REPRESENTATIONS AND WARRANTIES
                  OF THE COMPANY AND THE SELLING SHAREHOLDER

     The Company and the Selling Shareholder hereby jointly and severally represent and warrant to the Purchaser as follows:

     2.1 Organization and Standing. The Company is a duly organized, valid and subsisting corporation under the laws of the Kingdom of Denmark Companies Act and has full corporate power and authority to carry on its business as it is now being conducted, to own or hold under lease the properties and assets it now owns or holds under lease, and to enter into and perform its obligations under this Agreement. Dantorque (U.K.) Limited (the "Subsidiary"), a wholly-owned subsidiary of the Company, is a duly organized, valid and subsisting corporation under the laws of the Scotland Companies Act 1985 and has full corporate power and authority to carry on its business as it is now being conducted and to own or hold under lease the properties and assets it now owns or holds under lease. Except for the Subsidiary, the Company does not own any stock or other interest in, or otherwise have any investment in, any other corporation, partnership, joint venture or other business entity. Copies of the incorporating documents and bylaws of the Company and the Subsidiary have been delivered to the Purchaser, and such copies are complete and correct and in full force and effect. The Company is duly registered as a Danish company or qualified as a foreign corporation to do business in all jurisdictions where it is required to be qualified except where failure to be so registered or qualified would not have a material adverse effect on the condition (financial or otherwise), assets, business or operations of the Company. The Subsidiary is duly incorporated as a Scottish company or qualified as a foreign corporation to do business in all jurisdictions where it is required to be qualified except where failure to be so registered or qualified would not have a material adverse effect on the condition (financial or otherwise), assets, business or operations of the Subsidiary.

     2.2 Capitalization; Ownership of the Shares. The Company's entire share capital consists of DKK 1,200,000 shares. The Shares have been duly and validly issued and are fully paid, and none of such shares were issued in violation of the preemptive rights of any shareholder of the Company or in violation of any applicable Danish securities laws. Upon the sale of the Shares at the Closing, the Purchaser shall have obtained good and marketable title to such Shares, free and clear of any pledges, liens, mortgages, adverse claims, security interests, restrictions or encumbrances of any kind, whether accrued, absolute, contingent or otherwise, with no defects of title whatsoever.

     There  are  no  existing  warrants,   options,  rights  of  first  refusal,
conversion rights, calls or commitments of any character pursuant to which the Company is or may become obligated to issue any shares or any other securities. The Company does not have a commitment or obligation to repurchase, reacquire or redeem any of the outstanding shares of the Company or the securities of any other corporation, and, except as set forth in Schedule 2.2, the Company has never repurchased, reacquired or redeemed any of its shares. In addition, no shareholder or former shareholder of the Company has, under law, contract or otherwise, any claim or right, whether legal or equitable, against the Company as shareholders.

     2.3 Financial Statements. The Company has delivered to the Purchaser copies of the Company's audited financial statements for the twelve months ended April 30, 1995, 1994, 1993, 1992, 1991 and for the period from inception (January 4,
1989) through April 30, 1990, and the unaudited financial statements for the period from May 1, 1995 through April 30, 1996 (the "Unaudited Balance Sheet"). Such financial statements are true, complete and accurate in all material respects, have been prepared in accordance with Danish generally accepted accounting principles consistently followed throughout the periods covered by such statements, and present fairly the financial position and results of operations of the Company at the dates of such statements and for the periods covered thereby, subject to normal year-end adjustments.

     2.4 No Undisclosed Liabilities. Except as and to the extent reflected or reserved against in the balance sheet for the year ended April 30, 1995 (the "Balance Sheet") or in the Unaudited Balance Sheet and subject to normal year-end adjustments, the Company has no liabilities or obligations (whether accrued, absolute, contingent or otherwise), including without limitation, any liabilities resulting from failure to comply with any law or any foreign, federal or local tax liabilities due or to become due whether (a) incurred in respect of or measured by income for any period prior to the close of business on such date, or (b) arising out of transactions entered into, or any state of facts existing, prior thereto, other than those liabilities and obligations incurred in the ordinary course of business. The assets of the Company set forth on Schedule 2.4 include all of the assets and properties necessary for or used in the conduct of the Company's business in the manner in which such business currently is being conducted.

     2.5 Absence of Certain Changes, Events or Conditions. Except as set forth in Schedule 2.5 and as otherwise contemplated by this Agreement, since April 30, 1996, (a) there has not been (i) any adverse change in the business, assets, financial condition or prospects of the Company or the Subsidiary or (ii) any damage, destruction or loss (whether covered by insurance or not) adversely affecting the business, assets, financial condition or prospects of the Company or the Subsidiary; and (b) the Company or the Subsidiary has not (i) declared, set apart for the payment of, or paid any dividend or other distribution of assets (whether in cash, shares or property) with respect to the shares of the Company or the Subsidiary or any direct or indirect redemption, purchase or other acquisition of such shares; (ii) except for customary increases based on merit, term of service or regular promotion of non-officer employees, increased the compensation payable or to become payable to any employee or increased any bonus, insurance, pension or other employee benefit plan, payment or arrangement for such employees or entered into or amended any collective bargaining, employment, consulting, severance or similar agreement; (iii) borrowed any funds or incurred any liability or obligation (absolute, accrued, contingent or otherwise), except obligations incurred in the ordinary course of business; (iv) paid, discharged or satisfied any claim, liability or obligation other than liabilities reflected in or shown on the Unaudited Balance Sheet and liabilities incurred in the ordinary course of business since the Unaudited Balance Sheet and set forth on Schedule 2.5; (v) permitted any of its assets to be subjected to any mortgage, lien, security interest, restriction or charge of any kind;
(vi) waived any material claims or rights to its business, assets or financial condition; (vii) sold, transferred or otherwise disposed of any of its assets, except in the ordinary course of business consistent with past practice; (viii) made any change in any method of accounting, or any material practice or principle of accounting; (ix) paid, loaned or advanced any amount or asset to or sold, transferred or leased any asset to any employee except for normal compensation involving salary and benefits payable in the ordinary course of business; (x) entered into any material commitment or transaction, other than in the ordinary course of business, affecting the operations of the Company or the Subsidiary; (xi) entered into any agreement or arrangement, other than in the ordinary course of business granting any preferential right to purchase any of its assets, property or rights or requiring the consent of any party to the transfer and assignment of any such assets, property or rights; (xii) made any capital expenditures, capital additions or capital improvements in excess of $5,000 per annum, other than in the ordinary course of business; or (xiii) agreed in writing, or otherwise, to take any action described in this Section.

     2.6 Accounts Receivable. All accounts receivable of the Company which are reflected on the Unaudited Balance Sheet or reflected on the books and records of the Company (i) are valid, existing and, to the best of the Selling Shareholders' knowledge, fully collectible without resort to legal proceedings or collection agencies, net of reserves established on the books and records of the Company, (ii) represent monies due for goods sold or services rendered in the ordinary course of business and (iii) are not subject to any defenses, rights of setoff, assignments, security interests or other encumbrances. Except as shown on Schedule 2.6, all such accounts receivable are current (not more than 60 days in age), and none of the Selling Shareholders are aware of any dispute regarding the collectability of any such accounts receivable.

     2.7 Inventories; Work in Progress; Raw Materials and Consumables. The inventories of the Company shown on the Unaudited Balance Sheet consist of items of a quality and quantity usable or salable in the normal course of business; the recorded value of all raw materials, finished products and component parts and work-in-progress are reflected at the lower of purchase or cost price and net realizable market value of such inventory, or adequate reserves provided therefor; and the values at which such inventories are carried reflect the Company's normal inventory valuation policy of stating inventories at the lower of purchase or cost price and net realizable market value. The Company has sufficient quantities of marketable and usable raw materials, finished products and component parts and work-in-progress to meet their current requirements in the ordinary course.

     2.8 Litigation, Etc. Except as set forth on Schedule 2.8, there is no litigation, proceeding or governmental investigation pending or, to the knowledge of the Selling Shareholders or the Company, threatened, against or relating to the Company, its Subsidiary or its properties or business, or the transactions contemplated by this Agreement. Schedule 2.8 indicates which of such matters are being defended by an insurance carrier and which of the matters being so defended are being defended under a reservation of rights. Except as disclosed on such Schedule 2.8, the Company or the Subsidiary is not subject to or bound by any order, judgment, decree or stipulation of any court, regulatory commission, board or administrative body. The Company or the Subsidiary is not in default with respect to any rule or regulation applicable to the Company or the Subsidiary of any governmental department or other instrumentality having jurisdiction over the Company or the Subsidiary, or in violation of any law or statute.

     2.9 Patents and Trademarks; Trade Secrets and Proprietary Information.

          (a) Schedule 2.9 lists all patents, trademarks, service marks, trade names, registered copyrights, registrations, applications, franchises and industrial designs owned by or registered in the name of the Company or in which, to the best of the Selling Shareholder's and the Company's knowledge, the Company has any rights.

          (b) The Company owns or holds licenses under such patents, trademarks, trade names, copyrights, franchises and industrial designs as it deems necessary for the conduct of its business as now being conducted and is not currently in receipt of any notice of infringement or notice of conflict with the asserted rights of others in such patents, trademarks, trade names, copyrights, franchises and industrial designs, nor are any of the Selling Shareholder or the Company otherwise aware of such infringement or conflict or of any infringement by, or conflict on the part of others of such patents, trademarks, trade names, copyrights, franchises or industrial designs of the Company.

     2.10 Licenses, Permits and Franchises. The Company has all material licenses, permits, approvals, consents, orders, franchises, rights and other authorizations (both of a private and a governmental nature), and has made all filings and registrations, which are necessary in order to enable it to conduct its business as currently conducted. The consummation of the transactions contemplated by this Agreement will not cause, and the Selling Shareholder or the Company are not aware of any existing facts or circumstances which may cause, a termination of, or interfere in any respect with the continued operation of the Company under, any such licenses, permits, approvals or authorizations.

     2.11 Danfoss Agreement Terminated. The relationship between the Company and Danfoss System Hydraulik A/S ("DSH") has been terminated. The Company considers the Cooperation Agreement between the Company and DSH dated June 29, 1989 to be terminated, and the Company has no current or future obligations, duties or liabilities under such agreement.

     2.12 Labor Matters. None of the employees of the Company is covered by a collective bargaining agreement, and no organization efforts with respect to any of the Company's employees are pending or, to the knowledge of the Selling Shareholder, threatened. No labor dispute, strike, work stoppage or slowdown, employee action, certification question or organization drive which has affected the Company, or any of its businesses or operations, has occurred or currently is pending or, to the knowledge of the Selling Shareholder, threatened. To the knowledge of the Selling Shareholder or the Company, except as set forth in
Schedule 2.12, no officers or senior or key employees of the Company are planning to terminate their relationship with the Company.

     2.13 No Conflict With Other Documents. Neither the execution and delivery of this Agreement nor the carrying out of the transactions contemplated hereby will result in any violation, termination or modification of, or be in conflict with, the Company's or the Subsidiary's incorporating documents or bylaws, any terms of any contract or other instrument or agreement to which the Company, the Subsidiary or the Selling Shareholder is a party or by which the

Company, the Subsidiary or the Selling Shareholder is bound, or any judgment, decree or order applicable to the Company or the Subsidiary, or result in the creation of any pledge, lien, mortgage, adverse claim, security interest, charge or encumbrance of any kind, whether accrued, absolute, contingent or otherwise, upon any of the properties or assets of the Company or the Subsidiary.

     2.14 Certain Schedules. There have been delivered to the Purchaser true and complete copies of the following schedules or contracts:

          (i) a schedule showing the address and approximate size of all buildings and facilities, leased, occupied or used by the Company;

          (ii) copies of all written contracts to perform services or for the purchase, sale, lease or exchange of personal property to which the Company is a party involving receipts by the Company or payments by the Company other than purchase orders or sales contracts entered into in the ordinary course of business;

          (iii) copies of all other currently effective written contracts, leases, agreements and other instruments to which the Company is a party or is bound (other than insurance policies) involving payments in excess of $5,000 per annum, together with a schedule listing such agreements, and all oral agreements involving payments in excess of $5,000 per annum to which the Company is a party; provided, however, there shall separately be itemized and copies provided of all indebtedness (other than customary purchase orders) of which the Company is an obligor, maker or guarantor;

          (iv) a schedule of (a) each automobile, truck and other piece of automotive equipment owned or leased by the Company and its location, and
     (b) all liens, security interests, and encumbrances, of any kind (other than statutory liens not yet delinquent) to which the properties described in (a) of this Section 2.14(iv) are subject (including copies of all instruments representing such liens, security interests, and encumbrances, of any kind);

          (v) a schedule, as of April 30, 1996, of the trade and accounts receivable of the Company showing separately for each receivable its age denominated as "0-30 days", "30-60 days", "60-90 days" and "older than 90 days";

          (vi) a list, together with copies, of all insurance policies of the Company (including, but not limited to, public liability, property damage and worker's compensation policies). All premiums due under such policies have been fully paid; and no notice of cancellation has been received by the Company with respect to any of such policies, and none of the Selling Shareholders knows of any condition existing in violation of the terms of any of such policies or of any condition of default by the Company existing with respect to said insurance policies. All such insurance policies are outstanding and duly in force on the date hereof;

          (vii) a list, as of February 29, 1996, of the name, address and salary, as well as the title or functional position, of each current director and officer of the Company and each other current employee, consultant, representative, salesman or agent employed by or under contract with the Company, together with copies of all currently effective agreements or arrangements with regard to the payment of compensation, profit-sharing, pension, vacation, retirement or other compensation benefits to officers, employees, former officers or former employees of the Company;

          (viii) a schedule which sets forth (a) the name of each bank, trust company, stock and other broker with which the Company has an account, credit line, or safe deposit box or vault, (b) the names of all persons authorized to draw thereon or to have access to any safe deposit box or vault, (c) the purpose of each such account, safe deposit box or vault, and
     (d) the names of all persons authorized by proxies, powers of attorney or like instruments to act on behalf of the Company in matters concerning any of its business or affairs;

          (ix)  copies  of  the  form  of  all  express   non-statutory  product
     warranties with respect to goods sold or services performed by the Company in the two years prior to the date hereof;

          (x) copies of all pleadings or other documents relating to pending litigation or known claims against the Company;

          (xi) copies of all of the Company's employee benefit plans (including profit sharing, health, life or other insurance plan, etc.) or other contractual obligation for deferred compensation of the Company (including any plan described in Section 2.19) if any;

          (xii) copies of all currently effective contracts containing covenants limiting the freedom of the Company to compete in any line of business or with any person in any geographical area;

          (xiii) copies of all currently effective contracts or options relating to the acquisition by the Company of any operating business; and

          (xiv) copies of all currently effective contracts or arrangements requiring the payment by the Company to any person of a commission or fee in excess of $5,000 per annum.

Except as set forth in Schedule 2.14, the Company is not in default, nor but for a requirement that notice be given or that a period of time elapse or both, would be in default, under any contract, agreement, lease or other instrument to which it is a party or by which it or its properties is bound. Except as set forth in Schedule 2.14, all of the Company's contracts, agreements, understandings, franchises, permissions and commitments, whether or not attached to a schedule to this Agreement, are in good standing, valid and effective and the Company has, in the ordinary course of business, paid in full all amounts due thereunder and has satisfied in full all of the liabilities and obligations with respect thereto and the Company is not in default under any of them, nor to the best knowledge of the Selling Shareholder, is any other party to such contracts, agreements, understandings, franchises, permissions or commitments in default thereunder. Except as set forth in Schedule 2.14, the Selling Shareholder has no reason to believe that any of such other parties is or will be unable to comply with any of such contracts, agreements, understandings, franchises, permissions or commitments. Except as set forth in Schedule 2.14, the Company is not a party to or bound by any contract, agreement, understanding, franchise, permission or commitment which was entered into other than in the ordinary and the usual course of its business.

     2.15 Authority. Each of the Selling Shareholder and the Company has the right, power, authority and capacity to execute, deliver and perform this Agreement, to make the representations, warranties, covenants, agreements and indemnities made by him or it herein and to consummate the transactions contemplated hereby. This Agreement has been duly and validly executed and delivered by each of the Selling Shareholder and the Company and constitutes the Selling Shareholder's and the Company's valid and legally binding obligation, enforceable in accordance with its terms.

     2.16 Customers and Suppliers. None of the Selling Shareholder, the Company or the Subsidiary has received notice that, nor do any of them have knowledge that, any customer of the Company or the Subsidiary will discontinue doing business with the Company or the Subsidiary or otherwise will not continue to do business with the Company or the Subsidiary on terms substantially in accordance with past practices (including price and quantities). The Company or the Subsidiary has no outstanding purchase contracts or commitments or unaccepted purchase orders which are in excess of the normal, ordinary and usual requirements of its business. No supplier to the Company of raw materials, or subcontractor of the Company, has reduced materially its shipments of orders issued by the Company or otherwise discontinued, or, to the knowlege of the Selling Shareholder or the Company, threatened to discontinue, supplying such items to the Company on reasonable terms, and none of the Selling Shareholder or the Company has received notice that, nor do any of them have knowledge that, any such supplier or subcontractor has or will discontinue doing business with the Company on substantially the same terms as are consistent with past practices.

     2.17 Tax Matters.

          (a) For purposes of this Agreement, "Taxes" shall mean all taxes, assessments, charges, duties, fees, levies or other governmental charges (including interest, penalties or additions associated therewith) including Danish, municipality, foreign or other income, franchise, capital, real property, personal property, tangible, withholding, unemployment compensation, disability, transfer, sales, use, excise, gross receipts and all other taxes of any kind for which the Company may have any liability imposed by Denmark or any municipality, country or foreign government or subdivision or agency thereof, whether disputed or not.

          (b) Except as otherwise disclosed in Schedule 2.17: (i) all returns, including estimated returns, elections and reports of every kind with respect to Taxes, which are due to have been filed as of the Closing Date in accordance with any applicable law, have been duly filed; (ii) all Taxes, deposits or other payments for which the Company may have any liability through the Closing Date, have been paid in full or are accrued as liabilities for Taxes on the books and records of the Company; (iii) the amounts so paid on or before the Closing Date, together with any amounts accrued as liabilities for Taxes (whether accrued as currently payable or deferred Taxes) on the books of the Company will be adequate to satisfy all liabilities for Taxes of the Company in any jurisdiction through the Closing Date, including Taxes accruable upon income earned through the Closing Date; (iv) there are not now any extensions of time in effect with respect to the dates on which any returns or reports of Taxes were or are due to be filed; (v) all claims for Taxes asserted as a result of any examination of any return or report of Taxes have been paid in full, accrued on the books of the Company, or finally settled, and no issue has been raised in any such examination which, by application of the same or similar principles, reasonably could be expected to result in a claim for Taxes for any other period not so examined; (vi) no claims for Taxes have been asserted and, to the knowledge of the Selling Shareholder, no claims for any Taxes are being asserted, proposed or threatened, and no audit or investigation of any return or report of Taxes is currently underway, pending or, to the Selling Shareholder's knowledge, threatened; (vii) there are no outstanding waivers or agreements by any of the Selling Shareholder or the Company for an extension of the time for the assessment of any Taxes or deficiency thereof, nor are there any requests for rulings, requests for information, notices of proposed reassessment of any property owned or leased by the Company or any other matter pending between the Company and any taxing authority; (viii) there are no liens for Taxes upon any property or assets of the Company except liens for current Taxes not yet due, nor are there any liens which, to any of the Selling Shareholders' knowledge, are pending or threatened; and, (ix) to the Selling

Shareholder's knowledge, there are no facts which exist or have existed which would constitute meritorious grounds for the assessment of any Taxes with respect to any periods which have not been audited by the Danish Governmental tax authority or other taxing authorities.

          (c) In each case, adequate provision, including provision in the deferred tax account, as of the Closing Date has been made for all deferred and accrued tax liabilities with respect to operations for periods ending on such date.

          (d) The Company has delivered to the Purchaser true and complete copies of all Danish income tax returns relating to the operations of the Company for the taxable years ended April 30, 1995, 1994 and 1993.

     2.18 Title to Properties; Absence of Liens and Encumbrances, Etc. Except as set forth on Schedule 2.18, the Company has good and marketable title to all of its properties and assets, real and personal, reflected in the Unaudited Balance Sheet (except for properties or assets disposed of in the ordinary course of business since the Unaudited Balance Sheet, (all such properties and assets whether real or personal referred to herein as the "Properties") in each case free and clear of all pledges, liens, mortgages, adverse claims, security interests, restrictions and encumbrances, of any kind, whether contingent or absolute, except liens for current taxes not yet due and payable and except for statutory exceptions to indefeasibility of title. The Company does not own or have any interest (other than leasehold interests) in any real property.

     2.19 Employee Benefit Matters.

          (a) Schedule 2.19(a) provides a description of each of the following which is sponsored, maintained or contributed to by the Company for the benefit of the current or former employees of the Company, or has been so sponsored, maintained or contributed to within six years prior to the Closing Date:

                    each  non-statutory  personnel  policy,  stock  option plan, collective bargaining agreement, bonus plan or arrangement, incentive award plan or arrangement, vacation policy, severance pay plan, policy or agreement, deferred compensation agreement or arrangement, executive compensation or supplemental income arrangement, consulting agreement, employment agreement and each other non-statutory employee benefit plan, agreement, arrangement, program, practice or understanding which is not described in Section 2.19(a)(i) ("Benefit Program or Agreement").

          (b) True, correct and complete copies or descriptions of all Benefit Programs or Agreements have been furnished to the Purchaser.

          (c) Except as otherwise set forth on Schedule 2.19(c),

               (i) The Company has substantially performed all obligations, whether arising by operation of law or by contract, required to be performed by it in connection with the Benefit Programs or Agreements, and there have been no defaults or violations by any other party to the Benefit Programs or Agreements;

               (ii) All reports and disclosures relating to the Benefit Programs or Agreements required to be filed with or furnished to governmental agencies, participants or beneficiaries have been filed or furnished in accordance with applicable law in a timely manner, and each Benefit Program or Agreement has been administered in substantial compliance with its governing documents and applicable law;

               (iii) There are no actions, suits or claims pending (other than routine claims for benefits) or, to the knowledge of the Selling Shareholder, threatened against, or with respect to, any of the Benefit Programs or Agreements, or their assets;

               (iv) The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby will not (A) require the Company to make a larger contribution to, or pay greater benefits under, any Benefit Program or Agreement than it otherwise would or (B) create or give rise to any additional vested rights or service credits under any Benefit Program or Agreement.

          (d) Except as otherwise set forth in Schedule 2.19(d), the Company is not a party to any agreement, nor has it established any policy or practice, requiring it to make a payment or provide any other form of compensation or benefit to any person performing services for the Company upon termination of such services which would not be payable or provided in the absence of the consummation of the transactions contemplated by this Agreement.

     2.20 Insurance. To the knowledge of the Selling Shareholder and the Company, the insurance carried by the Company and set forth on the schedule described in Section 2.14(vi) constitutes all the insurance reasonably necessary to adequately insure and protect the property and assets of the Company and the Subsidiary, consistent with the types and amounts of coverage customarily carried by similarly situated companies. All such fire, hazard or similar property insurance is for the full replacement value of such covered property. No insurance policies carried by the Company are subject to any retroactive rate or audit adjustments, or co-insurance arrangements. The Selling Shareholder has not been notified that any such insurance coverage will not be renewed upon the expiration thereof at premiums substantially equivalent to those currently being paid by the Company.

     2.21 Transactions with Affiliates. Except as disclosed on Schedule 2.21, the Company is not a party to any transaction with any (i) current or former officer, director or shareholder; (ii) parent, spouse, child, brother, sister or other family relation of any such officer, director or shareholder; (iii) corporation or partnership of which any such officer, director or shareholder or any such family relation is an officer, director, partner or greater than 10% shareholder (based on percentage ownership of voting stock); or (iv) any trust with respect to which any such officer, director, shareholder, family relation, corporation or partnership is a trustee or beneficiary including, without limitation, any transaction involving a contract, agreement or other arrangement providing for the employment of, furnishing of materials, products or services by, rental of real or personal property from, the loaning of funds to or otherwise requiring payments to, any such person or entity.

     2.22 Condition of Assets. All of the Company's assets and properties are in the same operating condition and state of repair as of the time of inspection by Purchaser, reasonable wear and tear excepted. The Company has all of the machinery and equipment which is necessary, and all such equipment is in a condition which is adequate, for the conduct of its business as it is now being conducted. All such equipment was purchased from non-affiliated third parties.

     2.23 Environmental Matters.

      Except as disclosed in Schedule 2.23:

          (a) The Properties, the Company and its businesses do not violate any Environmental Laws (as hereinafter defined) or any order or requirement of any court or Governmental Authority (as hereinafter defined) to the extent pertaining to health or the environment, nor are there any conditions existing on or resulting from operation of the Properties that may give rise to any on-site or off-site remedial obligations under any Environmental Law;

          (b) Without limitation of clause (a) above, the Properties, the Company and its businesses (including any operations of any prior owners or operators) are not subject to any existing, pending or, to the knowledge of the Company or the Selling Shareholder, threatened action, suit, investigation, inquiry or proceeding by or before any court or Governmental Authority under any Environmental Law;

          (c) All notices, permits, licenses or similar authorizations, if any, required to be obtained or filed by the Company under any Environmental Law in connection with the Properties, including without limitation those relating to the treatment, storage, disposal or release of a hazardous substance or solid waste into the environment, have been duly obtained or filed, and the Company is in compliance with the terms and conditions of all such notices, permits, licenses and similar authorizations;

          (d) Without limiting the foregoing, there is no material liability to any non-governmental third party in tort in connection with any release or threatened release of any hazardous substances or solid wastes into the environment as a result of or with respect to the Properties, the Company and its businesses.

For purposes of this Agreement, the term "Environmental Laws" shall mean any and all laws, statutes, ordinances, rules, regulations, orders or determinations of any Governmental Authority pertaining to health or the environment currently in effect in any and all jurisdictions in which the Properties and the Company are located. For purposes of this Agreement, the term "Governmental Authority" includes Denmark, the municipality and political subdivisions in which the Properties and the Company are located or which exercises jurisdiction over any of the Properties, and any agency, department, commission, board, bureau or instrumentality or any of them that exercises jurisdiction over any of the Properties or the Company.

     2.24 Consents. With respect to the Company and the Selling Shareholder, the only consents required or conditions precedent (including filings and notices) to the transactions contemplated by this Agreement (including the sale of the Shares) are set forth on Schedule 2.24.

     2.25 Absence of Untrue or Misleading Statements. No statement contained in any certificate, separate schedule, financial statement, exhibit or other document or instrument furnished or to be furnished by the Company or the Selling Shareholder pursuant to or in connection with this Agreement or in any exhibit hereto contains any untrue statement or omits to state a material fact necessary in order to make the statements contained herein and therein not misleading or necessary to provide the Purchaser with the proper information with respect thereto. There is no fact known to the Selling Shareholder or the Company which materially adversely affects, or might reasonably be expected to have a materially adverse effect on, the business, assets, financial condition or prospects of the Company which has not been specifically set forth in this Agreement or otherwise disclosed by the Selling Shareholder or the Company to the Purchaser in writing.

     2.26 Absence of Illegal Payments. The Company has a policy against, and neither the Company, the Subsidiary, the Selling Shareholder, nor, to the Company or Selling Shareholder's knowledge, any officer, employee or agent of the Company or the Subsidiary has used any corporate funds for direct or indirect unlawful payment to any governmental official or employee in violation of Danish law.

                                  ARTICLE III

                REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

     The Purchaser hereby represents and warrants to the Selling Shareholder and the Company as follows:

     3.1 Organization and Standing. The Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has the corporate power and authority to enter into and perform its obligations under this Agreement.

     3.2 No Conflict With Other Documents. Neither the execution and delivery of this Agreement nor the carrying out of the transactions contemplated hereby will result in any violation, termination or modification of, or be in conflict with, the Purchaser's charter and bylaws, any terms of any contract or other instrument to which the Purchaser is a party, or any license, permit, judgment, decree or order applicable to the Purchaser, or result in the creation of any lien, charge or encumbrance upon any of its properties or assets of the Purchaser.

     3.3 Authority. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby by the Purchaser have been duly authorized by all necessary corporate action on the part of the Purchaser. This Agreement is a valid and legally binding obligation of the Purchaser, enforceable in accordance with its terms.

     3.4 Sophisticated Purchaser. The Purchaser has been given an opportunity to review all the Company's property, records, financial statements, contracts and other related information. The Purchaser in a commercial concern, knowledgeable about the business of the Company and experienced in the purchase of companies engaged in similar business. The Purchaser is purchasing the Shares for investment purposes only and not with a view or intention to resell.

     3.5 Representations. Except as provided in Articles II and III, the parties are making no other representations, express or implied.

                                  ARTICLE IV

             COVENANTS OF THE COMPANY AND THE SELLING SHAREHOLDER

     The Company and the Selling Shareholder, jointly and severally, covenant to the Purchaser that, and the Selling Shareholder shall cause the Company to comply with the matters contained herein such that, except as otherwise consented to in writing by the Purchaser:

     4.1 Conduct of Business of the Company Prior to the Closing Date.

     Between the date hereof and the Closing Date:

          (a) The business of the Company and the Subsidiary shall be operated only in the ordinary course of business and consistent with past practice, and, consistent with such operation, the Selling Shareholder and the Company will use their best efforts to preserve intact the present organization of the Company and the Subsidiary, the goodwill associated with the business of the Company and the Subsidiary and the relationships of the Company and the Subsidiary with persons having relationships with it.

          (b) No change shall be made in the incorporating documents or bylaws of the Company or the Subsidiary.

          (c) No change shall be made in the number of shares of the Company or the Subsidiary; nor shall any option, warrant, call, right, commitment, conversion right, right of first refusal, or agreement of any character be granted or made by the Company or the Subsidiary relating to the authorized shares thereof; nor shall the Company or the Subsidiary issue, grant or sell any securities or obligations convertible into shares of the Company or the Subsidiary; nor shall the Company or the Subsidiary declare, set aside for the payment of, or pay any dividend or distribution of assets (in cash, kind or otherwise) in respect of its share capital, nor repurchase or agree to repurchase any share of such share capital.

          (d) The Company and the Subsidiary shall not settle any disputed tax claims in any material amount (including interest and penalties).

          (e) The Company and the Subsidiary shall duly comply in all material respects with all laws applicable to it and all laws applicable to the transactions contemplated by this Agreement.

          (f) Except in the ordinary course of business and consistent with past practice, the Company and the Subsidiary shall not (i) incur any indebtedness in addition to any indebtedness outstanding on the date hereof or any renewals or extensions thereof; (ii) assume, guarantee, endorse or otherwise become liable or responsible (whether directly, contingently or otherwise) for the obligations of any other individual, firm or corporation, except for endorsement of checks for collection in the ordinary course of business; or (iii) make any loans, advances or capital contributions to, or investments in, any other individual, firm or corporation, except in connection with normal relocations, travel advances or other advances which in the aggregate are not material.

          (g) The Company and the Subsidiary shall not except as required by applicable law (i) increase the compensation payable or to become payable by the Company or the Subsidiary to any officer or employee thereof, or increase any bonus, insurance, pension or other employee benefit plan, or increase any payment plan, payment or arrangement made to, for or with any employees, or (ii) commit itself to any additional pension, profit sharing, bonus, incentive, deferred compensation, stock purchase, stock option, stock appreciation right, group insurance, severance pay, retirement or other employee benefit plan, agreement or arrangement, or to any employment or material consulting agreement with or for the benefit of any person or to amend any of such plans or any of such agreements in existence on the date hereof.

          (h) The Company and the Subsidiary shall not, except in the ordinary course of business, sell, transfer, mortgage, or otherwise dispose of, or encumber, or agree to sell, transfer, mortgage or otherwise dispose of or encumber, any properties, real, personal or mixed, tangible or intangible.

          (i) The Company and the Subsidiary shall not enter into any other agreement, commitment or contract, except agreements, commitments or contracts for the purchase, sale or lease of products or services in the ordinary course of business, consistent with past practice and not in excess of currently anticipated requirements.

          (j) The Company and the Subsidiary shall not make any single capital expenditure, capital addition or capital improvement, except in the ordinary course of business in an amount that shall not exceed $5,000 per annum in the aggregate.

          (k) Neither the Selling Shareholder nor the officers or directors of the Company or the Subsidiary, shall approve, recommend or undertake, with the Company or the Subsidiary as the surviving, disappearing or acquiring corporation, any merger, consolidation, acquisition of all or substantially all of the assets, or tender offer or other takeover transaction, or enter into any negotiations with, or furnish or cause to be furnished, any information concerning its business, properties or assets to, any person (other than the Purchaser) which the Company or any of such officers or directors knows to be interested in any such transaction.

          (l) The Company shall not take, or knowingly permit to be taken, any action or do, or knowingly permit to be done, anything in the conduct of the business of the Company or the Subsidiary which would be contrary to or in breach of any of the terms or provisions of this Agreement or which would cause any of the representations contained herein to be or to become untrue.

          (m) The Company and the Subsidiary shall not settle any claim, action or proceeding commenced after the date hereof.

          (n) Except for wages or other employee benefits due to employees under existing arrangements, the Company and the Subsidiary shall not declare or set aside payment for or make any dividend or other distribution whether in cash, stock or property (or any combination thereof) to the Selling Shareholders.

          (o) The Company and the Subsidiary shall not make any loans or advances to any officer, director, employee, consultant, representative, salesman or agent of the Company or the Subsidiary involving more than $5,000 in the aggregate or make any other loan or advance otherwise than in the ordinary and usual course of business;

          (p) The Company or the Subsidiary shall not change its accounting methods or practices, or change the depreciation or amortization policies or rates theretofore adopted by it.

          (q) The Company and the Subsidiary shall not pay or commit to pay any commission or other amount to any shareholder or any director or officer of the Company or the Subsidiary or any employee, consultant, representative, salesman or agent of the Company or the Subsidiary or any relative or affiliate of any of them, except in accordance with employment contracts or arrangements entered into in the ordinary and usual course of business.

          (r) The Company and the Subsidiary shall not make any unlawful payment to governmental or quasi-governmental officials or payments to customers or suppliers for the sharing of fees or rebating of charges or reciprocal practices that are unlawful according to Danish law.

     4.2 Information. The Company will give to the Purchaser and to the Purchaser's officers, accountants, counsel and other representatives or advisors full access throughout the period prior to the Closing to all the properties, books, contracts, commitments, reports, studies, and other records and to the officers and employees of the Company. The Company and the Selling Shareholder will make available to the Purchaser during such period all such information concerning the Company and its businesses and properties as the Purchaser may reasonably request. If requested by the Purchaser, the Company will cause to be made available to the Purchaser and the Purchaser's accountants the work papers and other information utilized by the Company's accountants in the preparation of the financial statements of the Company and make such accountants available to the Purchaser and to the Purchaser's accountants.

     4.3 Consents. Each of the Selling Shareholder and the Company agrees to take all necessary corporate or other actions and to use their best efforts to complete all filings and obtain all governmental, board of directors and other consents and approvals required of the Selling Shareholder or the Company for consummation of the transactions contemplated by this Agreement, including, without limitation, obtaining, without cost or expense to the Purchaser, the appropriate consents or approvals with respect to all contracts, instruments or other agreements listed on Schedule 2.24.

     4.4 Notice of Litigation. The Selling Shareholder and the Company will provide written notice to the Purchaser of any litigation, judicial, administrative, arbitration or other proceeding or governmental investigation which arises or, to the knowledge of the Selling Shareholder or the Company, is threatened, after the date of this Agreement and prior to the Closing, against or relating to the Company, its properties or business, the Subsidiary, or the transactions contemplated by this Agreement, setting forth in such notice the facts and circumstances currently available to the Company with respect to such litigation, proceeding or investigation.

     4.5 Disclosure. The Company and the Selling Shareholder will inform the Purchaser promptly in writing of anything that arises prior to Closing that would make the representations, warranties and disclosures made herein untrue or misleading or which would constitute a breach of any covenant contained herein. No disclosure by the Company or the Selling Shareholder pursuant to this Section 4.5, however, shall be deemed to amend or supplement any schedule or provision to this Agreement or to prevent or cure any misrepresentation, breach of warranty or breach of covenant.

     4.6 Resignation of Officers and Directors. Effective as of the Closing, the Selling Shareholder and the Company shall cause the persons listed on Schedule
4.6 to resign as officers and directors of the Company and to grant full releases of any claims they may have against the Company.

     4.7 Filing of Tax Return. The Selling Shareholder and the Company will cooperate fully with the Purchaser in the preparation and filing within 60 days of the Closing of all returns and elections required by the Company with respect to the deemed year end which occurs immediately before Closing.

     4.8 Confidentiality. The Company and the Selling Shareholder agree that following completion of the transactions contemplated hereby and for a period of two years thereafter, neither the Company, the Selling Shareholder nor any employee or other representative or agent of the Company will disclose or use any information regarding the Company or the Purchaser obtained in the course of its investigation or set forth in any schedule to this Agreement, except (i) as may be necessary for the prosecution or defense of any claim or suit brought to enforce rights or obligations under this Agreement or (ii) information in the public domain prior to the date of the Agreement or thereafter becoming a part of the public domain without a violation of this Agreement. If the transactions contemplated hereby are not consummated and this Agreement terminates, the Company and the Selling Shareholder, the employees and other representatives and agents will return all copies of documents, contracts or records and other properties furnished to them by the Purchaser pursuant to this Agreement.

                                   ARTICLE V

                          COVENANTS OF THE PURCHASER

     The Purchaser covenants and agrees with the Selling Shareholder and the Company that, except as otherwise consented to in writing by the Selling
Shareholder:

     5.1 Consents. The Purchaser will take all necessary corporate or other action, and will use its best efforts to complete all filings and obtain all governmental and other consents and approvals, required of the Purchaser for consummation of the transactions contemplated by this Agreement.

     5.2 Confidentiality. If the transactions contemplated hereby are not consummated and this Agreement terminates, the Purchaser, its employees and other representatives and agents will return all copies of documents, contracts or records and other properties furnished to them by the Company pursuant to this Agreement.

                                  ARTICLE VI

                   CONDITIONS TO THE PURCHASER'S OBLIGATIONS

     Unless  waived by the  Purchaser  in  writing in its sole  discretion,  all
obligations   of  the  Purchaser   under  this  Agreement  are  subject  to  the
fulfillment, prior to or at the Closing, of each of the following conditions:

     6.1 Representations, Warranties and Covenants. The representations and warranties of the Company and Selling Shareholder in this Agreement shall be true in all material respects at and as of the Closing Date with the same force and effect as though made on and as of such date; the Selling Shareholder and the Company shall have performed in all material respects all obligations and complied in all material respects with all covenants required by this Agreement to be performed or complied with by them on or prior to the Closing Date; and the Purchaser shall have received from the Selling Shareholder and the Company a certificate or certificates, signed by the Selling Shareholder and dated the Closing Date, to the foregoing effect, in substantially the form attached hereto as Exhibit C.

     6.2 Opinion of Counsel. The Selling Shareholder and the Company shall have delivered to the Purchaser a favorable opinion of their counsel, Sven Johansen, Attorney at Law, dated the Closing Date, in substantially the form attached hereto as Exhibit A. In giving the foregoing opinion, such counsel shall be entitled to rely upon certificates of public officials and of officers of the Company with respect to the accuracy of factual matters which are not independently established.

     6.3 Approvals of Governmental Authorities. All governmental approvals necessary to consummate the transactions contemplated by this Agreement shall have been received on terms reasonably satisfactory to the Purchaser.

     6.4 No Adverse Proceedings or Events.

          (a) No material suit, action or other proceeding against the Company or the Purchaser, or their respective officers or directors, or the Selling Shareholder, shall be pending before any court or governmental agency in which it will be, or it is, sought to restrain or prohibit any of the transactions contemplated by this Agreement or to obtain damages or other relief in connection with this Agreement or the transactions contemplated hereby.

          (b) Neither the Company nor the assets of the Company shall have been materially and adversely affected in any way by any act of God, fire, flood, war, labor disturbance, legislation (proposed or enacted) or other event or occurrence, and there shall have been no material adverse change in the financial condition of the Company.

     6.5 Consents and Actions. All requisite consents of any third parties necessary for the consummation of the transactions contemplated by this Agreement shall have been obtained.

     6.6 Purchase of Other Shareholders' Stock. The purchase of the Other Shares, as contemplated in the Other Agreement shall have been completed, and the Purchaser shall have taken delivery of certificates evidencing all of the shares of the Company held by the Other Shareholders such that immediately following the closing the Purchaser will own 100% of the share capital of the Company.

     6.7 Delivery of Financial Statements. The Company shall have delivered to the Purchaser unaudited financial statements for each monthly period commencing April 30, 1995 and ending with the month end immediately preceding the Closing Date (or the second preceding month end if the Closing occurs during the first 10 days of a month), including an income statement for the period then ended and a balance sheet as of the end of such period and a comparative income statement for the same period of the prior year.

     6.8 Investigation by the Purchaser. Neither any investigation of the Company by the Purchaser or any designee or representative of the Purchaser, nor any schedule hereto, nor any other document delivered to the Purchaser, shall have revealed any facts or circumstances which, in the sole and exclusive judgment of the Purchaser, reflect in an adverse way on the financial condition, business, operations or prospects of the Company.

     6.9 Stock Certificates. The Selling Shareholder shall have delivered to the Purchaser at the Closing certificates representing all of the Shares, in good delivery form and duly endorsed for transfer or accompanied by duly executed stock powers evidencing such Shares.

     6.10 Resignations. The Company shall have received the written resignations of all directors and officers of the Company set forth on Schedule 4.6 effective as of Closing.

                                  ARTICLE VII

              CONDITIONS TO THE SELLING SHAREHOLDER'S OBLIGATIONS

     Unless waived by the Selling Shareholder in writing in its sole discretion, all obligations of the Selling Shareholder under this Agreement are subject to the fulfillment, prior to or at the Closing, of each of the following conditions:

     7.1 Representations, Warranties and Covenants. The representations and warranties of the Purchaser contained in this Agreement shall be true in all material respects at and as of the Closing Date with the same force and effect as though made on and as of such date; the Purchaser shall have performed in all material respects all obligations and complied in all material respects with all covenants required by this Agreement to be performed or complied with by it on or prior to the Closing Date; and the Selling Shareholder shall have received from the Purchaser a certificate, signed by a director or officer of the Purchaser and dated the Closing Date, to the foregoing effect.

     7.2 Opinion of Counsel to the Purchaser. The Purchaser shall have delivered to the Selling Shareholder favorable opinions of the counsel to the Purchaser, Vinson & Elkins L.L.P. and Bech-Bruun & Trolle (with respect to Danish law matters), dated the Closing Date, in substantially the form attached hereto as Exhibit B. In giving the foregoing opinions, such counsel shall be entitled to rely upon certificates of public officials and of officers of the Purchaser with respect to the accuracy of factual matters which are not independently established.

     7.3 No Adverse Proceedings or Events. No material suit, action or other proceeding against the Selling Shareholder, the Company or the Purchaser, or their respective officers or directors, shall be pending before any court or governmental agency in which it will be, or it is, sought to restrain or prohibit any of the transactions contemplated by this Agreement or to obtain damages or other relief in connection with this Agreement or the transactions contemplated hereby.

     7.4  Approvals  of  Government  Authorities.   All  governmental  approvals
necessary to consummate the transactions contemplated by this Agreement shall have been received on terms reasonably satisfactory to the Selling Shareholder.

     7.5  Payment  of  Purchase  Price.   The  Purchaser  shall  have  paid  the
consideration for the Shares to the Selling Shareholder at the Closing as specified in Section 1.2.

                                 ARTICLE VIII

                                INDEMNIFICATION

     8.1 Indemnification by the Selling Shareholder. The Selling Shareholder hereby covenants and agrees to indemnify and hold harmless the Purchaser, any of its officers, directors, shareholders, employees, agents, affiliates and representatives, including the Company, and their respective successors and assigns (the "Indemnified Parties"), at all times from and after the Closing Date, against and in respect of the following:

          (a) any liability, loss, damage, or expense resulting from any misrepresentation, breach of warranty or non-fulfillment of any agreement or covenant on the part of the Selling Shareholder set forth in this Agreement, or from any misrepresentation in or omission from any certificate or other instrument or document furnished or to be furnished by the Selling Shareholder hereunder or any liability, loss, damage, or expense resulting from any misrepresentation, breach of warranty or non-fulfillment of any agreement or release on the part of the Other Shareholders set forth in the Other Agreement; provided, however, that the Indemnified Parties shall not be entitled to assert rights of indemnification under this Section 8.1 until the aggregate amount of all such liability, loss, damage or expense (including reasonable attorneys' fees and expenses) (collectively, "Purchaser Indemnified Losses") exceeds $30,000 (United States) (it being understood that such Purchaser Indemnified Losses shall accumulate until such time or times as the aggregate of all such Purchaser Indemnified Losses exceeds $30,000 (United States), whereupon the Indemnified Parties shall be entitled to indemnification for any such Purchaser Indemnified Losses, including the first $30,000 (United States)); and

          (b) any liability, loss, damage or expense of the Company which in any way relates to or arises out of the business, operations, ownership or assets of the Company prior to the Closing Date except for payments arising after the Closing under the contracts being assumed;

          (c) all claims, actions, suits, proceedings, demands, assessments, judgments, costs, attorneys' fees and expenses of any nature incident to any of the matters indemnified against pursuant to this Section 8.1, including, without limitation, all such costs and expenses incurred in the defense thereof or in the enforcement of any rights of the Purchaser under this Article VIII.

     8.2 Notice and Defense. The Purchaser agrees to give prompt notice to the Selling Shareholder of any action or proceeding to which it or any of the other Indemnified Parties believes they have a right to indemnification hereunder, and failure to give such notice shall be a breach of this Section 8.2; provided, however, that the omission so to notify the Selling Shareholders shall not release them from any liability which they may have to the Indemnified Parties except to the extent of damages occasioned by such breach. If any such action or proceeding shall be brought against the Indemnified Parties, and the Selling Shareholder shall be so notified, then the Selling Shareholder, upon acknowledging in writing to the Purchaser their indemnification obligation hereunder, shall have the right to participate in, and, to the extent that they may wish, to assume the defense thereof, with counsel reasonably satisfactory to the Purchaser, which approval shall not be unreasonably withheld (as indicated in writing within five (5) days of the Selling Shareholder's request for approval) and after notice of their election to assume the defense thereof, the Selling Shareholder will not be liable to the Indemnified Parties for any further legal expenses incurred by the Indemnified Parties in connection with any such action or proceeding, other than (i) the reasonable costs of investigation or assistance required by the Selling Shareholder or any party claiming against the Selling Shareholder or the Indemnified Parties; (ii) expenses reasonably incurred by the Indemnified Parties to comply with any order of any court, governmental agency or authority, legal discovery, or other law, statute, rule or regulation in connection with such claim; and (iii) expenses reasonably incurred by the Indemnified Parties as a result of, or arising from, the Selling Shareholder's failure or refusal to defend such claim. The Indemnified Parties may participate actively, at their expense, after notice of assumption of defense has been given by the Selling Shareholder, in any negotiations, lawsuits or other resolution of such claim. The Purchaser shall have the right to approve any out of court settlement if it would divest the Purchaser of any of the Shares or otherwise materially adversely affect the operations of the Company; provided that such approval shall not be unreasonably withheld.

     8.3 Contribution. In the event that the Purchaser obtains a recovery from the Selling Shareholder pursuant to Section 8.1 following the Closing Date, the Selling Shareholder shall have no right of contribution from, or other right of recovery against, the Company, and the Selling Shareholder covenants that it will not assert any such claim or right.

     8.4 Indemnification by the Purchaser.

          (a) The Purchaser hereby covenants and agrees to indemnify and hold harmless the Selling Shareholder from and after the Closing Date against and in respect of the following:

          (i) any liability, loss, damage or expense resulting from any misrepresentation, breach of warranty or non-fulfillment of any agreement or covenant on the part of the Purchaser under this Agreement, or from any misrepresentation in or omission from any certificate or other instrument or document furnished or to be furnished by the Purchaser hereunder; provided, however, that the Selling Shareholder shall not be entitled to assert any rights of indemnification under this Section 8.4 until the aggregate amount of all such liability, loss, damage or expense (including reasonable attorneys' fees and expenses) (the "Selling Shareholder's Indemnified Losses") exceeds $30,000 (United States) (it being understood that such Selling Shareholder's Indemnified Losses shall accumulate until such time or times as the aggregate of all such Selling Shareholder's Indemnified Losses exceeds $30,000 (United States), whereupon the Selling
     Shareholder shall be entitled to indemnification for any such Selling Shareholder's Indemnified Losses, including the $30,000 (United States));

          (ii) any loss resulting from operations after the Closing Date; and

          (iii) all claims, actions, suits, proceedings, demands, assessments, judgments, costs, attorneys' fees and expenses of any nature incident to any of the matters indemnified against pursuant to this Section 8.4, including, without limitation, all such costs and expenses incurred in the defense thereof or in the enforcement of any rights of the Selling Shareholder hereunder.

          (b) The Selling Shareholder agrees to give the Purchaser prompt notice of any action or proceeding to which the Selling Shareholder believes they have a right of indemnification hereunder, and failure to give such notice shall be a breach of this Section 8.4(b); provided, however, that the omission so to notify the Purchaser shall not release it from any liability which it may have to the Selling Shareholder. If any such action or proceeding shall be brought against the Selling Shareholder, and the Purchaser shall be so notified or otherwise shall learn of the commencement thereof, then the Purchaser, upon acknowledging in writing to the Selling Shareholder its indemnification obligation hereunder, shall have the right to participate in, and, to the extent that it may wish, to assume the defense thereof, with counsel reasonably satisfactory to the Selling Shareholder, which approval shall not be unreasonably withheld (as indicated in writing within five (5) days of the Purchaser's request for approval) and after notice of its election to assume the defense thereof, the Purchaser will not be liable to the Selling Shareholder for any further legal expenses incurred by the Selling Shareholder in connection with any such action or proceeding, other than (i) the reasonable costs of investigation or assistance required by the Purchaser or any party claiming against the Purchaser, its officers, directors, employees, agents, affiliates or representatives, the Company or the Selling Shareholder; (ii) expenses reasonably incurred by the Selling Shareholder to comply with any order of any court, governmental agency or authority, legal discovery, or other law, statute, rule or regulation in connection with such claim; and (iii) expenses reasonably incurred by the Selling Shareholder as a result of, or arising from, the Purchaser's failure or refusal to defend such claim.

                                  ARTICLE IX

                                   SURVIVAL

     The representations and warranties by the parties in this Agreement and in any other certificate or document delivered in connection herewith shall survive the Closing for a period of 24 months except for the matters contained in Sections 2.2, 2.17 and 2.23 which shall continue indefinitely.

                                   ARTICLE X

                                   EXPENSES

     Each party will bear its own expenses in connection  with the  transactions
contemplated  by  this  Agreement,   including  all  expenses  of  its  counsel,
accountants and advisors.

                                  ARTICLE XI

                                    NOTICES

     All notices and demands required or permitted under this Agreement shall be in writing in the English language and shall be deemed to have been delivered upon receipt by hand delivery, telecopy/telex or overnight delivery service, properly addressed as follows (or to such other address as any party hereto shall notify the other parties shown below in writing):

           To the Purchaser:

                  Bettis Corporation
                  18703 GH Circle
                  P.O. Box 508
                  Waller, Texas  77484

                  Attention:  Wilfred Krenek

            With a copy to:

                  Bech-Bruun & Trolle
                  3 Norre Farimagsgade
                  DK-1364 Copenhagen K

                  Attention:  Mikkel Baaring Lerche

                  Vinson & Elkins
                  3300 First City Tower
                  1001 Fannin
                  Houston, Texas  77002

                  Attention: T. Mark Kelly

            To the Selling Shareholder:

                  At the address shown on the signature page hereof.

            With a copy to:

                  Attorney at Law, Sven Johansen
                  Algarde 43
                  DK=4000 Riskilde


                                  ARTICLE XII

                                 TERMINATION

     The parties, by mutual written consent, may terminate this Agreement at any time prior to the Closing and, unless otherwise specifically provided in such consent, any such termination shall be without liability on the part of any party hereto. In addition, the Purchaser or the Selling Shareholder may elect to terminate this Agreement in the event that the Closing shall not have occurred on or before June 30, 1996. The Purchaser also may terminate this Agreement pursuant to the provisions of Section 1.1.

     Any such termination shall be without liability to the Purchaser or the Selling Shareholder, except to the extent that there shall have occurred any breach of this Agreement or wrongful refusal to close hereunder or any misrepresentation or breach of warranty, as to each of which all legal remedies of the party adversely affected shall survive and be enforceable.

                                 ARTICLE XIII

                               ENTIRE AGREEMENT

     This Agreement (including the schedules and exhibits hereto) constitutes the entire agreement of the Company, the Selling Shareholder and the Purchaser with respect to the transactions contemplated by this Agreement, and no information provided to the Purchaser (whether orally or in writing) shall be deemed to constitute part of the schedules to this Agreement unless attached to this Agreement. This Agreement supersedes any and all prior understandings, written or oral, between the Company, the Selling Shareholder and the Purchaser and this Agreement may be amended, modified, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of the amendment, modification, waiver, discharge or termination is sought.

                                  ARTICLE XIV

                                  ASSIGNMENT

     This Agreement and all the provisions hereof shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns, but, except as specifically provided otherwise herein, nothing herein, express or implied, is intended to or shall confer any rights, remedies or benefits upon any person other than the parties hereto and their successors and permitted assigns. The rights and obligations of the parties to this Agreement shall not be assignable by any party hereto (other than by will or by operation of law upon the death of any such party) without the prior written consent of the other parties hereto.

                                  ARTICLE XV

                                    GENERAL

     15.1 Section Headings. The section titles and headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     15.2 Governing Law. This Agreement shall be construed in accordance with and governed by the laws of the State of Texas.

     15.3 Dispute Resolution.

          (a) In the event that any dispute should arise between the Purchaser and the Selling Shareholder with respect to any matter covered by this Agreement, the Purchaser and the Selling Shareholder shall resolve such dispute in accordance with the procedures set forth in this Section 15.3.

          (b) In the event of any dispute between the parties with respect to any matter covered by this Agreement, the parties shall first use their best efforts to resolve such dispute between themselves. If the parties are unable to resolve the dispute within 30 calendar days after the commencement of efforts to resolve the dispute, the dispute shall be submitted to arbitration in accordance with Section 15.3(c).

          (c)(i) Either the Purchaser or the Selling Shareholder may submit any matter referred to in Section 15.3 to arbitration by notifying the other party hereto, in writing, of such dispute. Within 10 days after receipt of such notice, the Purchaser and the Selling Shareholder shall designate in writing one arbitrator to resolve the dispute; provided, that if the parties hereto cannot agree on an arbitrator within such 10-day period, the arbitrator shall be selected by the American Arbitration Association. The arbitrator so designated shall not be an employee, consultant, officer, director or stockholder of any party hereto or any affiliate of any party to this Agreement, and shall be located in Houston, Texas.

          (ii) Within 15 days after the designation of the arbitrator, the arbitrator, the Purchaser and the Selling Shareholder shall meet, at which time the Purchaser and the Selling Shareholder shall be required to set forth in writing all disputed issues and a proposed ruling on each such issue.

          (iii) The arbitrator shall set a date for a hearing, which shall be no later than 30 days after the submission of written proposals pursuant to
     Section 15.3(c)(ii), to discuss each of the issues identified by the Purchaser and the Selling Shareholder. Each such party shall have the right to be represented by counsel. The arbitration shall be governed by the rules of the American Arbitration Association; provided, that the arbitrator shall have sole discretion with regard to the admissibility of evidence.

          (iv) The arbitrator shall use his or her best efforts to rule on each disputed issue within 30 days after the completion of the hearings described in Section 15.3(c)(iii). The determination of the arbitrator as to the resolution of any dispute shall be binding and conclusive upon all parties hereto. All rulings of the arbitrator shall be in writing and shall be delivered to the parties hereto.

          (v) The prevailing party in any arbitration shall be entitled to an award of reasonable attorneys' fees incurred in connection with the arbitration. The non-prevailing party shall pay such fees, together with the fees of the arbitrator and the costs and expenses of the arbitration.

          (vi) Any arbitration pursuant to this Section 15.3 shall be conducted in Houston, Texas. Any arbitration award may be entered in and enforced by any court having jurisdiction thereover and shall be final and binding upon the parties.

          (vii) Notwithstanding the foregoing, nothing in this Section 15.3 shall be construed as limiting in any way the right of a party to seek injunctive relief with respect to any actual or threatened breach of this Agreement from a court of competent jurisdiction.

     15.4 Transfer Taxes. All sales and other transfer taxes, if any, arising out of or in connection with the consummation of the sale of the Shares as contemplated herein shall be paid one-half by the Purchaser and one-half by the Selling Shareholder.

     15.5 Specific Performance. The Selling Shareholder and the Purchaser acknowledge that the transactions contemplated by this Agreement are unique and there may be no adequate remedy at law if the Selling Shareholder shall fail to perform its obligations hereunder. In addition to any other rights or remedies the Purchaser may have, the Purchaser shall have the right to obtain specific performance of the obligations of the Selling Shareholder hereunder.

     15.6 No Party Deemed Drafter. The parties agree that no party shall be deemed to be the drafter of this Agreement and that in the event this Agreement is ever construed by a court of law or equity, such court shall not construe this Agreement or any provision hereof against a party as the drafter of the Agreement, the parties acknowledging that each of the parties hereto have contributed substantially and materially to the preparation hereof.

     15.7 Public Statements. The parties hereto agree to consult with one another prior to issuing any public announcement or statement with respect to the transactions contemplated herein and agree that, except as required by law, they will not make any such public announcement to which the other may reasonably object.

     15.8 Further Actions. Each party shall execute and deliver such other documents and take such other actions as may reasonably be requested by the other parties in order to consummate or implement the transactions contemplated by this Agreement.

     15.9 Severability. Any provision of this Agreement or any instrument referred to herein which is invalid or unenforceable in any jurisdiction shall be ineffective to the extent of such invalidity or unenforceability without invalidating or rendering unenforceable the remaining provisions of this Agreement, and, to the extent permitted by law, any determination of invalidity or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     15.10 Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed an original, but all of which together shall constitute one and the same instrument.

     15.11 Time of the Essence. Time is of the essence of this Agreement and all of the terms, provisions, covenants and conditions hereof.

     15.12 Limitation of Liability. The Purchaser waives any right of recourse in recovery under the Texas Deceptive Trade Practices Act. The Purchaser and the Selling Shareholder agree that neither party shall have any claim of special, punitive or consequential damages. The Purchaser acknowledges that the Selling Shareholder shall have no liability in any event under this Agreement for an amount in excess of the consideration received by it.

     IN WITNESS WHEREOF, the Purchaser, the Company and the Selling Shareholder have caused this Agreement to be duly executed as of the date first above written.

                                    BETTIS CORPORATION

                                    By
                                       Name:  Wilfred M. Krenek
                                       Title:  Vice President

                                    DANTORQUE A/S

                                    By
                                       Name:  Oluf Oestergaard
                                       Title: Managing Director

                                    MENTZLER ApS

                                    By
                                       Name:  Ole Petter Eriksen
                                       Title:

                                                                    Exhibit 10.3



                      SECOND AMENDMENT TO CREDIT AGREEMENT

     THIS SECOND AMENDMENT TO CREDIT AGREEMENT ("Amendment") is made and entered into as of June ___, 1996, by and between BETTIS CORPORATION, a Delaware corporation (herein called "Borrower"), and BANK ONE, TEXAS, N.A., a national banking association with offices in Houston, Texas (herein called "Bank").

                                R E C I T A L S:

     WHEREAS, Borrower and Bank entered into a Credit Agreement dated May 6, 1994, as amended by that certain First Amendment to Credit Agreement dated May ___, 1995 (which, as amended, is herein called the "Credit Agreement"; the terms defined therein being used herein as therein defined unless otherwise defined herein); and

     WHEREAS, Borrower and Bank desire to amend the Credit Agreement to (i) extend the maturity date of and increase the amount of the Revolving Note, and
(ii) amend certain terms and provisions of the Credit Agreement.

                               A G R E E M E N T:

     NOW, THEREFORE, in consideration of the mutual promises herein contained and other good and valuable consideration, the receipt of which is hereby acknowledged, Borrower and Bank hereby agree to amend the Credit Agreement as hereinafter set forth.

     1. Amendments to Loan Agreement. The Credit Agreement is, effective the date hereof, and subject to the satisfaction of the conditions precedent set forth in Section 2 hereof, hereby amended as follows:

          (a) The reference to "$7,000,000" as the Committed Amount in ARTICLE I, SECTION 1.02 of the Credit Agreement is hereby deleted and replaced with "$10,000,000."

          (b) The definition for Effective LIBOR Rate in ARTICLE I, SECTION 1.02 of the Credit Agreement is hereby deleted and replaced with the following:

               "'Effective LIBOR Rate' means the rate of interest for all LIBOR Advances. Such rate shall be based upon the Borrower's Debt to Earnings Ratio for the preceding fiscal quarter, and shall be calculated as follows:

             If Debt to Earnings Ratio          Then Effective LIBOR Rate
              For Preceding Quarter Is                  For Advance Is

            Less than 101%                      LIBOR plus 0.75%

            101% to 200%                        LIBOR plus 1.00%

            201% to 250%                        LIBOR plus 1.25%

            251%  to 300%                       LIBOR plus 1.50%

            More than 300%                      LIBOR plus 1.75%"

            (c) The reference to "April 30, 1997" as the Revolving Credit Maturity Date in ARTICLE I, SECTION 1.02 of the Credit Agreement is hereby deleted and replaced with "April 30, 1998."

            (d) The definition of Revolving Note in ARTICLE I, SECTION 1.02 of the Credit Agreement is hereby deleted and replaced with the following:

            "Revolving Note shall mean the renewal promissory note of the Borrower described in Section 2.02 and being in the form attached as Exhibit "A".

          (e) ARTICLE V, SECTION (A)(II) is hereby deleted and replaced with the following:

                    "Maintain a Consolidated Tangible Net Worth of not less than
               $11,000,000.00 from the date hereof to December 31, 1996, and of not less than $12,500,000.00 from and after January 1, 1997."

          (f) ARTICLE V, SECTION (A)(III) is hereby deleted and replaced with the following:

                    "Maintain  a Debt to Worth  Ratio  of less  than or equal to
               3.00 to 1, from the date hereof to December 31, 1996, and less than or equal to 2.50 to 1 from and after January 1, 1997."

          (g) EXHIBIT "A" attached to the Credit Agreement is hereby deleted and replaced with EXHIBIT "A" attached hereto.

     2. Conditions of Effectiveness. This Amendment shall become effective when, and only when, Bank shall have received the following:

          (a) counterparts of this Amendment executed by Borrower;

          (b) a certificate of the Board of Directors of Borrower authorizing the execution, delivery and performance of this Amendment, and the matters contemplated hereby;

          (c) Renewal Promissory Note (Revolving Note) executed by Borrower;

          (d) any additional documentation or materials reasonably required by Bank;

          and

          (e) a $7,500 commitment fee.

     3. Representations and Warranties of Borrower. Borrower represents and warrants as follows:

          (a) Borrower is duly authorized and empowered to execute, deliver and perform this Amendment and all other instruments referred to or mentioned herein to which it is a party, and all action on its part requisite for the due execution, delivery and the performance of this Amendment has been duly and effectively taken. This Amendment, when executed and delivered, will constitute valid and binding obligations of Borrower enforceable in accordance with its terms. This Amendment does not violate any provisions of Borrower's Articles of Incorporation, By-Laws, or any contract, agreement, law or regulation to which Borrower is subject, and does not require the consent or approval of any regulatory authority or governmental body of the United States or any state.

          (b) The representations and warranties made by Borrower in the Credit Agreement are true and correct as of the date of this Amendment.

          (c) No event has occurred and is continuing which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or lapse of time or both.

     4. Reference to and Effect on the Security Instruments.

          (a) Upon the effectiveness of Section 1 hereof, on and after the date hereof each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein" or words of like import, and each reference in the other Credit Documents, shall mean and be a reference to the Credit Agreement as amended hereby.

          (b) Except as specifically amended above, the Credit Agreement and the Notes, and all other instruments securing or guaranteeing Borrower's obligations to Bank, if any (the "Security Instruments") shall remain in full force and effect and are hereby ratified and confirmed. Without limiting the generality of the foregoing, the Security Instruments and all collateral described therein do and shall continue to secure the payment of all obligations of Borrower under the Credit Agreement and the Notes, as amended hereby, and under the other Security Instruments.

          (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of Bank under any of the Security Instruments, nor constitute a waiver of any provision of any of the Security Instruments.

     5. Costs and Expenses. Borrower agrees to pay all costs and expenses of Bank in connection with the preparation, reproduction, execution and delivery of this Amendment and the other instruments and documents to be delivered hereunder, including the reasonable fees and out-of-pocket expenses of counsel for Bank.

     6. Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

     7. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of Texas.

     8. Final Agreement. THIS WRITTEN LOAN AGREEMENT REPRESENTS

THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

     IN WITNESS WHEREOF, the parties hereto have caused this instrument to be duly executed in multiple counterparts, each of which is an original instrument for all purposes, all effective as of the day and year first above written.

                                   "BORROWER"

                                          BETTIS CORPORATION

                                          By:_________________________________
                                          Name:_______________________________
                                          Title:______________________________


                                      -4-
                                     "BANK"

                                          BANK ONE, TEXAS, N.A.

                                          By:_________________________________
                                               Barry A. Kelly, Vice President

                                  EXHIBIT "A"

                            RENEWAL PROMISSORY NOTE

                              (REVOLVING CREDIT)

$10,000,000.00                  HOUSTON, TEXAS                   JUNE __, 1996

     THIS RENEWAL PROMISSORY NOTE (REVOLVING CREDIT) IS EXECUTED AND DELIVERED IN RENEWAL, REPLACEMENT, ENLARGEMENT AND EXTENSION (AND NOT IN EXTINGUISHMENT) OF THE INDEBTEDNESS, BOTH UNPAID PRINCIPAL AND ACCRUED UNPAID INTEREST, AS OF JUNE __, 1996, ON A CERTAIN PROMISSORY NOTE DATED MAY 6, 1994 IN THE PRINCIPAL AMOUNT OF UP TO $7,000,000.00 (THE "ORIGINAL NOTE"), WHICH ORIGINAL NOTE WAS EXECUTED BY BETTIS CORPORATION, A DELAWARE CORPORATION PAYABLE TO THE ORDER OF BANK ONE, TEXAS, N.A., AND ALL LIENS, SECURITY INTERESTS, PLEDGES, COLLATERAL ASSIGNMENTS AND GUARANTIES SECURING AND/OR GUARANTEEING PAYMENT OF THE ORIGINAL NOTE ARE HEREBY RATIFIED, CONFIRMED, RENEWED, EXTENDED AND BROUGHT FORWARD AS SECURITY AND/OR GUARANTY FOR THE PAYMENT HEREOF.

     For value received, the undersigned, Bettis Corporation, a Delaware corporation ("Borrower"), promises to pay to the order of Bank One, Texas, N.A. ("Bank") (i) the principal sum of Ten Million and No/100 United States Dollars (U.S. $10,000,000.00) or, if less, the aggregate amount of Advances outstanding (as defined in the "Credit Agreement" dated as of May 6, 1994, amended on May___, 1995, and further amended of even date herewith, which is herein so called) executed by and among the Borrower and the Bank, and (ii) interest on the unpaid principal balance outstanding from time to time in the amounts provided for in the Credit Agreement. Unless otherwise defined in this Renewal Promissory Note ("Note"), all capitalized terms shall have the meaning assigned to those terms in the Credit Agreement.

     Both principal and interest are due and payable in the amounts and manner and on the dates provided in the Credit Agreement for the account of the Bank at its office at 910 Travis, Houston, Texas 77002 (or such other address as the Bank shall elect by notice to the Borrower). The Bank shall record on the schedule attached to this Note or in its records all Advances made under this Note and all payments of principal of this Note. Any failure of the Bank to make such recordings, however, shall not affect the Borrower's repayment obligations under this Note.

     This Note is the "Revolving Note" provided for in, and is entitled to the benefits of, the Credit Agreement. Pursuant to the Credit Agreement, the Borrower's obligations under this Note may be accelerated upon the occurrence of an Event of Default. It is contemplated that because of prepayments there may be times when no indebtedness is owed under this Note; but notwithstanding such prepayments, this Note shall remain valid and shall be in force as to Advances made pursuant to the Credit Agreement after such prepayments. This Note is also guaranteed by the Guaranties.
f:\data\wp\099\0396\0396114.099:ad:8/13/96:11:37AM

     If this Note is not paid at maturity whether by acceleration or otherwise and is placed in the hands of an attorney for collection, or suit is filed hereon, or proceedings are had in bankruptcy, receivership, reorganization, arrangement or other legal proceedings for collection hereof, Borrower and each party liable hereon agree to pay the Bank its collection costs, including a reasonable amount for attorneys' fees. The Borrower and each other party liable hereon hereby expressly waive bringing of suit and diligence in taking any action to collect any sums owing hereon and in the handling of any security, and the Borrower and each other liable party hereby consent to and agree to remain liable hereon regardless of any renewals, extensions for any period or rearrangements hereof, or partial prepayments hereon, or any release or substitution of security herefor, in whole or in part, with or without notice, from time to time, before or after maturity. The Borrower and each other liable party also waive presentment, demand, protest, or further notice (including, without limitation, notice of intent to accelerate and notice of acceleration).

     It is the intention of the Borrower and the Bank to conform strictly to applicable usury laws, if any. Accordingly, notwithstanding anything to the contrary in this Note or any other agreement entered into in connection herewith, it is agreed as follows: (i) the aggregate of all interest and any other charges constituting interest under applicable law and contracted for, chargeable or receivable under this Note or otherwise in connection with the obligation evidenced hereby shall under no circumstances exceed the maximum amount of interest permitted by applicable law, if any, and any excess shall be deemed a mistake and cancelled automatically and, if theretofore paid, shall, at the option of the Bank, be refunded to the Borrower or credited on the principal amount of this Note; and (ii) in the event that the entire unpaid balance of this Note is declared due and payable by the Bank, then earned interest may never include more than the maximum amount permitted by applicable law, if any, and any unearned interest shall be cancelled automatically and, if theretofore paid, shall at the option of the Bank, either be refunded to the Borrower or credited on the principal amount of this Note.

     This Note shall be governed by and construed and enforced in accordance with the laws of the State of Texas, except that Article 5069, Chapter 15 of Title 79 of the Texas Revised Civil Statutes shall not apply to this Note or the Credit Agreement.

                                          BETTIS CORPORATION

                                       By:

                                      Name:

                                     Title:

                                   SCHEDULE

===============================================================================
                                                                    Outstanding
         Amount of       Type of       Interest       Principal      Principal
Date      Advance        Advance        Period         Payment        Amount

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

===============================================================================

                                                                    Exhibit 10.4

                              AMENDED AND RESTATED

                                CREDIT AGREEMENT

     This AMENDED AND RESTATED CREDIT AGREEMENT is made and entered into this 8 day of July 8, 1996 by and between BETTIS CORPORATION, a Delaware corporation (the "Borrower") and BANK ONE, TEXAS, N.A., a national banking association (the "Bank").

                              W I T N E S S E T H:

     WHEREAS, Borrower and Bank have previously entered into that certain Credit Agreement dated May 6, 1994, as amended by First Amendment to Credit Agreement and Second Amendment to Credit Agreement (as amended, the "Original Credit Agreement"); and

     WHEREAS, Borrower and Bank now desire to modify and restate the Original Credit Agreement in order to (i) increase the amount of the Committed Amount from $10,000,000 to $30,000,000, (ii) provide for the pledge of certain collateral as security for the Notes, and (iii) amend certain terms and provisions of the Original Credit Agreement; and

     WHEREAS, Bank is willing, upon and subject to the terms and conditions hereof, to effectuate the same.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein contained, the parties hereto hereby agree as follows:

                                    ARTICLE I

                                  GENERAL TERMS

     Section 1.01. Terms Defined Above. As used in this Credit Agreement, the terms "Borrower" and "Bank" shall have the meanings indicated above.

     Section 1.02. Certain Definitions. As used in this Agreement, the terms below shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

     "Advance" means any revolving credit advance made to the Borrower pursuant to Section 2.01 and includes any Base Rate Advance or LIBOR Advance made pursuant to Section 2.01.

     "Agreement" means this Credit Agreement, as the same may from time-to-time be amended, modified, or supplemented.

     "Aggregate Amount of Letters of Credit Outstanding" means (a) the aggregate undrawn face amount of all outstanding Letters of Credit and (b) the aggregate principal amount of all drawings in connection with any Letter of Credit for which the Bank has not been reimbursed or paid.

     "Applicable Law" means all applicable provisions of all constitutions, statutes, rules, regulations, and orders of all governmental bodies, all Governmental Requirements, and all orders, judgments, and decrees of all courts, administrative law judges, and arbitrators.

     "Base Rate" means at any time the rate of interest per annum established from time to time by the Bank as its Base Rate. Without notice to the Borrower or any other person, the Base Rate shall change automatically from time to time as and in the amount by which such Base Rate shall fluctuate, with each such change to be effective as of the date of each change in such Base Rate. The Base Rate is a reference rate and does not necessarily represent the lowest or best rate actually charged to any customer. The Bank may make commercial loans or other loans at rates of interest at, above or below the Base Rate.

     "Base Rate Advance" means any Advance which, pursuant to Section 2.03(a), is accruing interest at a fluctuating rate per annum equal to the Base Rate.

     "Bettis Electric" shall mean Bettis Electric Actuator Corporation, a Delaware corporation.

     "Borrowing" means any credit made available to or for the account of the Borrower under the terms of this Agreement by the Bank in the form of an Advance or a Letter of Credit.

     "Business Days" means a day on which banks are open for business in Houston, Texas.

     "Change in Control" shall have the meaning indicated in Section 2.04(d).

     "Collateral" shall have the meaning indicated in Section 9.01.

     "Commitment" means the obligation of the Bank to make Borrowings available to the Borrower under Section 2.01, which obligation may be terminated pursuant to Section 7.02 or as otherwise provided in this Agreement.

     "Committed Amount" means $30,000,000.

     "Consolidated Current Assets" shall mean, as of any date, the total assets of Borrower that would be reflected on a consolidated balance sheet of Borrower as "current assets" in accordance with GAAP.

     "Consolidated Current Liabilities" shall mean, as of any date, the total liabilities of Borrower that would be reflected on a consolidated balance sheet of Borrower as "current liabilities" in accordance with GAAP.

     "Consolidated Tangible Net Worth" shall mean, as of any date, the total shareholders' equity which would appear on a consolidated balance sheet of Borrower prepared in accordance with GAAP, less the aggregate book value of Intangible Assets.

     "Consolidated Total Funded Debt" shall mean, as of any date, the sum of the following, determined on a consolidated basis: (i) all interest bearing indebtedness of Borrower as of such date, except the Sooner Debt, and (ii) the present value (discounted at the implicit rate, if known, or ten percent per annum otherwise) of all obligations with respect to capital leases of Borrower.

     "Consolidated   Total   Liabilities"  shall  mean,  as  of  any  date,  the
liabilities of Borrower that would be reflected on a consolidated balance sheet of Borrower as "liabilities" in accordance with GAAP.

     "Credit Documents" means this Agreement, the Notes, the Letters of Credit, the Guaranties, the Mortgages, Security Agreements, Security Agreements and Pledges, and each other agreement, document, or instrument, executed in connection with this Agreement (other than agreements between the Bank and any other bank or creditor with respect to any Indebtedness) as such agreements may be amended or supplemented from time-to-time.

     "Current Ratio" shall mean the ratio of Borrower's Consolidated Current Assets to its Consolidated Current Liabilities.

     "Dantorque" shall mean Dantorque A/S, a Danish corporation.

     "Debt to Earnings Ratio" means the ratio of the Borrower's (A) Consolidated Total Funded Debt to (B) EBITDA.

     "Debt to Worth Ratio" means the ratio of the Borrower's Consolidated Total Liabilities to its Consolidated Tangible Net Worth.

     "Default" means the occurrence of any of the events specified in Section 7.01, whether any requirement for notice or lapse of time or other condition precedent has been satisfied.

     "Dollars" or "$" means dollars in lawful currency of the United States of America.

     "EBITDA" means, with respect to any period, consolidated total net income before provision for income taxes for such period, plus interest expense for such period, plus all amounts in respect of depreciation and amortization for such period, but excluding (i) any extraordinary gains or losses and (ii) any non-recurring items, determined in accordance with GAAP, all of which shall be calculated for the immediately preceding four fiscal quarters. For purposes of this definition, "consolidated" shall include Shafer prior to Borrower's acquisition thereof, but in no event shall the quarterly financial data for Shafer (whether before or after such acquisition) be included more than once in determining EBITDA.

     "Effective Base Rate" means the rate of interest for all Base Rate Advances. On the effective date hereof the rate shall be the Base Rate, and commencing on October 1, 1996, such rate shall be based upon the Borrower's Debt to Earnings Ratio for the preceding fiscal quarter, and shall be calculated as follows:

            If Debt to Earnings Ratio        Then Effective Base Rate

            For Preceding Quarter Is         For Advance Is

            Less than 101%                   Base Rate minus 0.25%

            101% to 400%                     Base Rate

            More than 401%                   Base Rate plus 0.25%

     "Effective LIBOR Rate" means the rate of interest for all LIBOR Advances. On the effective date hereof, the rate shall be LIBOR plus 2.75%, and commencing on October 1, 1996, such rate shall be based upon the Borrower's Debt to Earnings Ratio for the preceding fiscal quarter, and shall be calculated as follows:

            If Debt to Earnings Ratio        Then Effective LIBOR Rate

            For Preceding Quarter Is         For Advance Is

            Less than 101%                   LIBOR plus 0.75%

            101% to 200%                     LIBOR plus 1.25%

            201% to 250%                     LIBOR plus 1.75%

            251%  to 300%                    LIBOR plus 2.25%

            301% to 400%                     LIBOR plus 2.75%

            More than 401%                   LIBOR plus 3.25%

     "Eurodollar Business Day" means a Business Day on which Dollars are traded in the London interbank Eurodollar market.

     "Event of Default" means the occurrence and continuation of any of the events specified in Section 7.01; provided that any requirement for notice or lapse of time or any other condition precedent has been satisfied.

     "Financial Statements" shall mean the financial statement or statements described or referred to in paragraph (h) of Article IV.

     "Fixed Charge Coverage Ratio" means the ratio of the Borrower's (A) consolidated (which for purposes hereof shall include Shafer's EBITDA prior to Borrower's acquisition of Shafer) net income, less cash dividends, plus all amounts in respect of depreciation and amortization for such period, plus interest expense for such period to (B) consolidated current maturities of long term debt (which for purposes hereof shall exclude principal outstanding on the Revolving Note) for such period, plus interest expense for such period, all of which shall be calculated for the immediately preceding four fiscal quarters.

     "GAAP" means United States generally accepted accounting principles as in effect from time-to-time, applied on a basis consistent with the requirements of
Section 1.03.

     "Governmental Requirement" means any law, statute, code, ordinance, order, rule, regulation, judgment, decree, injunction, franchise, permit, certificate, license, authorization or other directive or requirement (including any of the foregoing which relate to environmental standards or controls, energy regulations and occupational, safety and health standards or controls) of any (domestic or foreign) federal, state, county, municipal or other government, department, commission, board, court, agency or any other instrumentality of any of them, which exercises jurisdiction over the Borrower or any of its Property.

     "Guarantors" Any Operating Subsidiary of the Borrower that executes and delivers a Guaranty to the Bank, including but not limited to, Shafer, Bettis Electric & Prime.

     "Guaranty" means any guaranty agreement executed and delivered by a Guarantor or by an Operating Subsidiary of the Borrower to the Bank as required by paragraph (k) of Article V.

     "Highest Lawful Rate" means the maximum nonusurious interest rate, if any, that at any time or from time to time may be contracted for, taken, reserved, charged or received on the Notes or the Indebtedness under the laws applicable to the Bank which are presently in effect or, to the extent allowed by law, under such applicable laws which may hereafter be in effect and which allow a higher maximum nonusurious interest rate than applicable laws now allow. Whenever such rate is to be applicable pursuant to any Credit Document, it shall be applied, and interest at such rate shall be calculated, for the actual number of days elapsed in the applicable period based on a year of 365 to 366 days, as the case may be.

     "Indebtedness" means any and all amounts owing or to be owing by the Borrower to the Bank in connection with the Notes, this Agreement or any other Credit Document.

     "Intangible Assets" means assets that are (i) deferred assets, other than prepaid insurance and prepaid taxes, (ii) patents, copyrights, trademarks, tradenames, franchises, goodwill, experimental expenses and other similar assets which would be classified as intangible assets on a balance sheet, and (iii) unamortized debt discount and expense.

     "Interest Payment Date" means (a) with respect to any Base Rate Advance, the last day of each calendar quarter while such Advance is outstanding and the date such Advance is repaid in full or converted to another type of Advance pursuant to the terms of this Agreement and (b) (i) with respect to any LIBOR Advance with an Interest Period of less than six months, the last day of each Interest Period for such Advance and the date such Advance is repaid in full or converted to another type of Advance pursuant to the terms of this Agreement, and (ii) for any LIBOR Advance with a six-month Interest Period, the day which is three months following the first day of such Interest Period.

     "Interest Period" means, with respect to any LIBOR Advance, the period used for the computation of interest commencing on the date such Advance is made or deemed made, continued or effected by conversion, and concluding on the date one, two, three or six months thereafter, in each case at the Borrower's option, with any subsequent Interest Period commencing on the last day of the immediately preceding Interest Period and concluding on the last day of such subsequent Interest Period; provided. however, that:

     (a) no Interest Period may extend beyond the Maturity Date;

     (b) any Interest Period for a LIBOR Advance which would otherwise end on a day which is not a Eurodollar Business Day shall be extended to the next succeeding Eurodollar Business Day unless such Eurodollar Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Eurodollar Business Day; and

     (c) any Interest Period for a LIBOR Advance which begins on the last Eurodollar Business Day of the calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Eurodollar Business Day of the calendar month in which it would have ended if there were a numerically corresponding day in such calendar month.

     "Letter of Credit" means any documentary or standby letter of credit issued by the Bank for the account of the Borrower pursuant to the terms of this Agreement, in such form as may be agreed upon between the Borrower and the Bank.

     "LIBOR" means, at all times during the respective Interest Period for each LIBOR Advance, a rate per annum as determined by the Bank, as applicable, (rounded upwards, if necessary to the nearest whole multiple of 1/16 of 1%) at which deposits in Dollars in immediately available and freely transferable funds would be offered by the respective lending office of the Bank to leading banks in the London interbank Eurodollar market at approximately 11:00 a.m. London time two Eurodollar Business Days before the first day of the respective
Interest Period for a period equal to such Interest Period and in amounts substantially equal to the amount of the LIBOR Advance. Each determination of LIBOR made by the Bank in accordance with this paragraph shall be presumed correct.

     "LIBOR Advance" means any Advance which, pursuant to Section 2.03(b), is accruing interest at a rate per annum based upon LIBOR.

     "Material Adverse Effect" means a material adverse change in the business operation or financial condition of the Borrower and its Subsidiaries taken as a whole, including, but not limited to, any event or circumstance which would have a material adverse effect on the Borrower's ability to perform its obligations under this Agreement or the Notes.

     "Mortgage(s)" means one or more deeds of trust or mortgages, and all documents relevant thereto, executed by Borrower or a Subsidiary for the benefit of the Bank, covering real property in Waller County, Texas and in Wayne and Richland Counties, Ohio.

     "Notes" means the Revolving Note and the Term Note.

     "Operating Subsidiary" means any subsidiary of the Borrower incorporated in the United States that actively conducts business.

     "Person" means any individual, corporation, partnership, joint venture, association, joint stock company, trust, unincorporated organization, government or any agency or political subdivision thereof, or any other form of entity, or any trustee, receiver, custodian or similar official.

     "Prime" shall mean Prime Actuator Control Systems, Inc., a Delaware corporation.

     "Property" means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

     "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

     "Regulatory Change" means any change after the date of this Agreement in the laws or regulations of any country or state (domestic or foreign), or the adoption or making after such date of any interpretations, directives or requests of or under any such laws or regulations (whether or not having the force of law) by any court or governmental authority or reserve bank charged with the interpretation or administration thereof.

     "Reserve Percentage" means the daily arithmetic average reserve requirement (including any supplemental, marginal and emergency reserves) imposed on the Bank, as applicable, during the applicable Interest Period by the Board of Governors of the Federal Reserve System (or any successor) under Regulation D on Eurocurrency liabilities (as such term is defined in Regulation D), subject to any amendments of such reserve requirement by such Board or its successor. For purposes of this definition, the LIBOR Advances shall be deemed to be Eurocurrency liabilities as defined in Regulation D.

     "Revolving Credit Maturity Date" means April 30, 1998.

     "Revolving Note" shall mean the renewal promissory note of the Borrower described in Section 2.02 and being in the form of the attached Exhibit A.

     "Shafer" shall mean Shafer Valve Company, an Ohio corporation.

     "Sooner Debt" shall have the meaning indicated in Section 6(d)(vi).

     "Stock Purchase Agreement" shall have the meaning indicated in Section 8.01(e).

     "Subsidiary" shall mean, with respect to any Person, any corporation, a majority of whose outstanding stock, other than directors' qualifying shares, shall at any time be owned by such Person or one or more Subsidiaries of such Person.

     "Telephonic Request" means a request for a Borrowing made by the President or any Vice President of the Borrower by telephone to the Bank, which request shall specify (a) if the requested Borrowing is for an Advance, (i) the type of the Advance; (ii) the amount of the Advance; (iii) the Interest Period, if any, for the Advance; and (iv) the date for the Advance; and

(b) if the requested Borrowing is for a Letter of Credit, (i) the amount of the Letter Credit, (ii) the expiration date for the Letter of Credit; and (iii) the beneficiary of the Letter of Credit.

     "Term Loan" means the $10,000,000.00 loan made pursuant to Article III hereof.

     "Term Loan Maturity Date" means April 30, 1999.

     "Term Note" means the $10,000,000.00 promissory note dated May 6, 1994, executed by Borrower and payable to the order of Bank, a copy of which is attached hereto as Exhibit "B", delivered pursuant to Article III hereof and all renewals, extensions and rearrangements thereof.

     Section 1.03. Accounting Principles. When the character or amount of any asset or liability or item of income or expense is required to be determined or other accounting computation is required to be made for the purposes of this Agreement, this shall be done in accordance with GAAP applied on a basis consistent with those reflected by the Financial Statements, except where such principles are inconsistent with the requirements of this Agreement.

                                   ARTICLE II
                  AMOUNT AND TERMS OF REVOLVING CREDIT FACILITY

     Section 2.01. Borrowings and Repayment.

          (a) Procedure. Subject to the terms and conditions of this Agreement, the Borrower may at any time and from time-to-time on or before the Revolving Credit Maturity Date request Borrowings from the Bank under a revolving credit facility and conversions of Advances to another type of Advance; provided, however, that (i) each Base Rate Advance shall be in a minimum amount of $100,000 or an integral multiple thereof and each LIBOR Advance shall be in a minimum amount of $250,000; (ii) the aggregate outstanding principal amount of Advances plus the Aggregate Amount of Letters of Credit Outstanding shall not at any time exceed the Committed Amount; (iii) no more than six LIBOR Advances may be outstanding at any time; (iv) no Borrowing in the form of a Letter of Credit may be requested if such Letter of Credit would have a maturity date or an expiration date after 90 days after the Revolving Credit Maturity Date; and (v) no Borrowing in the form of a Letter of Credit may be requested if the amount of such Letter of Credit, when aggregated with the Aggregate Amount of Letters of Credit Outstanding, would exceed $5,000,000.

     All requests for Borrowings and conversions to another type of Advance shall be made by Telephonic Request to the Bank. The Borrower shall promptly send written confirmation to the Bank of each Telephonic Request and the confirmation shall include the information required in the definition of Telephonic Request. If a Telephonic Request for a Base Rate Advance or conversion to a Base Rate Advance is received by the Bank before 1:00 p.m. Houston time on any Business Day, and provided that all conditions precedent set forth in Article VIII have been met, the Bank shall make the requested Advance or conversion before 3 p.m. on such day. If a Telephonic Request for a LIBOR Advance or a conversion to a LIBOR Advance is received before 10:00 a.m. Houston time on any Eurodollar Business Day, and provided that all conditions precedent in Article VIII have been met, the Bank shall make the requested LIBOR Advance or conversion before 3 p.m. on the third Eurodollar Business Day after such day. Unless the Borrower has otherwise instructed the Bank, all Advances shall be made by the Bank depositing into the Borrower's principal operating account at the Bank. If a Telephonic Request for a Letter of Credit is received by the Bank on any Business Day, and provided that all of the conditions precedent set forth in Article VIII have been satisfied and the Borrower has executed and delivered to the Bank its standard letter of credit application, the Bank shall issue the requested Letter of Credit on or before the third Business Day following receipt of such Telephonic Request and letter of credit application. The Borrower may request Borrowings, make prepayments as provided in Section 2.05, and request further Borrowings, subject to all of the terms and conditions of this Agreement.

          (b) Principal Payments and Conversions. The principal amount of each Advance shall be due and payable by the Borrower to the Bank in full on the last day of each Interest Period and on the Revolving Credit Maturity Date. Subject to the terms and conditions of this Agreement including Section 2.01(a), the Borrower may select a subsequent Interest Period to begin on the last day of the immediately preceding Interest Period for any LIBOR Advance and may convert such LIBOR Advance to a Base Rate Advance. Subject to the terms and conditions of this Agreement, including Section 2.01(a), the Borrower may also convert a Base Rate Advance to a LIBOR Advance. The principal amount of each payment made by the Bank in connection with a drawing under a Letter of Credit shall be paid by the Borrower to the Bank prior to 1:00 p.m. Houston time on the same Business Day of such drawing. Unless other arrangements satisfactory to the Bank are made with respect to any amount due from the Borrower in connection with a payment under a Letter of Credit, the Borrower agrees that the Bank may debit the Borrower's principal operating account at the Bank for such amount.

          (c) Notice of Draws. The Bank shall give prompt notice to the Borrower of any draw request under a Letter of Credit and the date the Bank intends to effect payment thereof.

     Section 2.02. The Revolving Note. To evidence the principal amount of all Advances made or to be made by the Bank pursuant to this Agreement, the Borrower will issue, execute and deliver a Revolving Note to the Bank in the maximum Dollar amount of the Committed Amount due and payable in full on the Revolving Credit Maturity Date. All Advances and all payments of principal of such Advances remitted to the Bank shall be evidenced by notations in the Bank's records showing the date and amount of each such Advance or payment of principal. The aggregate unpaid amount set forth in the Bank's records shall be rebuttably presumptive evidence of the principal amount owing and unpaid thereon. Interest on the Revolving Note shall be payable as it accrues on the principal amount from time-to-time outstanding at the rates and on the dates provided in Section 2.03.

     Section 2.03. Interest Rates.

          (a) Base Rate Advance. Each Base Rate Advance shall bear interest on the unpaid principal amount thereof until payment in full at the Effective Base Rate, but in no event to exceed the Highest Lawful Rate. Any change in the interest rate accruing on an Advance resulting from a change in the Base Rate shall become effective as of the opening of business on the day on which such change in the Base Rate shall occur.

          (b) LIBOR Advances. Each LIBOR Advance shall bear interest on the unpaid principal amount thereof until payment in full at the Effective LIBOR Rate, but in no event to exceed the Highest Lawful Rate.

          (c) Default Rate. If all or any portion of the principal amount of any payments due under Section 2.01 and/or Interest thereon shall not be paid when due, such past due principal amount shall bear interest due and payable on demand from and including the date due to but excluding the date of payment in full at the Base Rate plus 2% per annum, but in no event to exceed the Highest Lawful Rate.

          (d) Payment  Calculations and Dates.  Interest shall be calculated (i)
(A) for Base Rate Advances, on the basis of a 365/366-day year and (B) for LIBOR Advances, on the basis of a year of 360 days and (ii) for the actual number of days elapsed, including the first day, but excluding the last day. Interest shall be due and payable on each Interest Payment Date and on the Revolving Credit Maturity Date.

     Section 2.04. Fees.

          (a) Commitment Fees. The Borrower agrees to pay to the Bank an annual commitment fee of 3/16% of the average unused portion of the Committed Amount, payable quarterly in arrears commencing on September 30, 1996, (for the period and from the date of this Agreement until such date) and continuing on the last Business Day of each September, December, March, and June thereafter before the Revolving Credit Maturity Date, with a final payment on the earlier of (i) the Revolving Credit Maturity Date or (ii) the date the Commitment is terminated pursuant to the terms of Section 7.02. In calculating the average unused portion of the Committed Amount, the Aggregate Amount of Letters of Credit outstanding shall be treated as a used portion of the Committed Amount.

          (b) Letter of Credit Fees. In connection with each Letter of Credit requested by the Borrower pursuant to the terms of this Agreement, the Borrower shall pay to the Bank a letter of credit fee equal to the greater of (i) $250 or
(ii) 1% per annum of the original face amount of such Letter of Credit for the term of such Letter of Credit. The Letter of Credit fee shall be payable within 15 days of the issuance of each Letter of Credit.

          (c) Overdue Fees. The amount of any fee not paid when due hereunder shall bear interest from the date due until the date paid in full at the Base Rate plus 2% per annum calculated on the basis of 365/366-day year for the actual number of days elapsed, but in no event to exceed the Highest Lawful Rate.

          (d) Success Prepayment Fee. In connection with one transaction or a series of related transactions involving: (i) a lease, exchange or other sale of all or substantially all of the assets of the Borrower, (ii) a sale or transfer of the beneficial ownership (as defined in the Securities Exchange Act of 1934, as amended) of more than 50% of the common stock of Borrower, or (iii) a merger or consolidation involving Borrower (any one of which is herein called a "Change in Control"), which results in a prepayment of the Revolving Note within 12 months from the date hereof, Borrower will pay to Bank a fee in the amount of $100,000, as provided in the Revolving Note.

          (e) Fee Calculations. Fees shall be calculated on the basis of a 365/366-day year for the actual number of days elapsed, including the first day,

but excluding the last day.

     Section 2.05. Optional Prepayments. The Borrower may, at its option, at any time and from time-to-time, prepay the Revolving Note, in whole or in part, without premium or penalty, except as described in 2.04(d) above, upon giving telephonic notice to the Bank by 1 p.m. on the date of such prepayment; provided that a LIBOR Advance may only be paid on the last day of the Interest Period therefor. Each Telephonic Notice shall specify the date and amount of prepayment.

     Section 2.06 Special Provisions Regarding LIBOR Advances.

          (a) Illegality. Notwithstanding any other provisions of this Agreement or the Note, if at any time the Bank shall determine in good faith that any change in Applicable Law or in the interpretation thereof makes it unlawful for the Bank to make or continue to maintain any LIBOR Advance, the Bank shall promptly give notice thereof to the Borrower and the obligation to make, continue or effect by conversion any LIBOR Advance under this Agreement shall be suspended until the Bank shall notify the Borrower that the circumstances causing such suspension no longer exist. The Borrower may request that the principal amount of any affected LIBOR Advance begin to accrue interest as a Base Rate Advance, subject to all of the terms and conditions of this Agreement.

          (b) Unavailability of Deposits or Inability to Ascertain LIBOR.

Notwithstanding any other provision of this Agreement or the Note to the contrary, if prior to the commencement of any Interest Period the Bank shall determine (i) that deposits in the amount of any LIBOR Advance are not available to the Bank or (ii) by reason of circumstances affecting the London interbank Eurodollar market, adequate and reasonable means do not exist for ascertaining the LIBOR, then the Bank shall promptly give notice thereof to the Borrower and the obligation of the Bank to make, continue or effect by conversion any such LIBOR Advance in such amount and for such Interest Period shall terminate until deposits in such amount and for the Interest Period selected by the Borrower shall again be readily available to the Bank and adequate and reasonable means exist for ascertaining the LIBOR. Upon the giving of such notice, the Borrower may elect to either (i) pay or prepay, as the case may be, such affected LIBOR Advance or (ii) convert such affected LIBOR Advance to another type of Advance available hereunder, subject to all of the terms and conditions of this Agreement.

          (c) Funding Indemnity. In the event the Bank shall incur any actual loss, cost, expense or premium (including, without limitation, any loss of profit and any loss, cost, expense or premium incurred by reason of the liquidation or reemployment of deposits or other funds acquired by the Bank to fund or maintain any LIBOR Advance or the relending or reinvesting of such deposits or amounts paid or prepaid to the Bank) as a result of: (i) any payment of a LIBOR Advance on a date other than the last day of the then applicable Interest Period; (ii) any failure by the Borrower to borrow, continue, or effect by conversion any LIBOR Advance on the date specified in a notice given pursuant to Section 2.01; or (iii) the occurrence of any Event of Default; then, upon the demand of the Bank, the Borrower shall pay to the Bank such amount as will reimburse the Bank for such loss, cost or expense. If the Bank makes a claim for reimbursement, it shall provide to the Borrower a certificate setting forth the amount of such loss, cost or expense in reasonable detail and such certificate shall be presumed correct as to the amount thereof.

          (d) Discretion of Bank as to Manner of Funding. Notwithstanding any provision of this Agreement to the contrary, the Bank shall be entitled to fund and maintain its funding of all or any part of the LIBOR Advances in any manner it sees fit, it being understood however, that for the purposes of this Agreement all determinations hereunder shall be made as if the Bank had actually funded and maintained each LIBOR Advance during each Interest Period for such Advance through the purchase of deposits having maturity corresponding to such Interest Period and bearing an interest rate equal to the LIBOR for such Interest Period.

          (e) LIBOR Reserve Costs. The Borrower agrees to pay the Bank additional interest on the outstanding principal amount of each LIBOR Advance from the date such LIBOR Advance is made until such LIBOR Advance is paid in full or converted to another type of Advance at an interest rate per annum equal, at all times during such Interest Period, to (i) the rate obtained by dividing (A) the Bank's LIBOR for such Interest Period by (B) a percentage (expressed as a decimal) equal to 100% minus the Reserve Percentage of the Bank for such Interest Period minus (ii) the Bank's LIBOR for such Interest Period, but in no event to exceed the Highest Lawful Rate. The Bank shall notify the Borrower of the interest due pursuant to this Section 2.06(e), which notice shall be presumed correct.

     Section 2.07. Taxes and Increased Costs. With respect to any Letter of Credit, any amount owing by the Borrower in connection therewith, or any LIBOR Advance, if the Bank shall determine in good faith that any change in Applicable Law (including, without limitation, Regulation D) or any new Applicable Law, or any interpretation of any of the foregoing by any Governmental Authority charged with the administration thereof or any central bank or other fiscal, monetary or other authority having jurisdiction over the Bank or its lending branch (whether or not having the force of law) shall:

          (a) impose, modify or deem applicable any assessment rate, reserve, special deposit or similar requirements against letters of credit issued by, or assets held by, or deposits in or for the account of, or loans by, or any other acquisition of funds or disbursements by, the Bank;

          (b) subject the Bank, any LIBOR Advance or its Revolving Note to any tax (including, without limitation, any United States interest equalization tax or similar tax however named applicable to the acquisition or holding of debt obligations any interest or penalties with respect thereto), duty, charge, stamp tax, fee, deduction or withholding in respect of this Agreement, any LIBOR Advance or its Revolving Note, except such taxes as may be measured by the overall net income of the Bank or its lending branch and imposed by the jurisdiction, or any political subdivision or taxing authority thereof, in which the Bank's principal executive office or its lending branch is located;

          (c) change the basis of taxation of payments of principal and interest due from the Borrower to the Bank hereunder or under its Revolving Note (other than by a change in basis of taxation of the net income of the Bank); or

          (d) impose on the Bank any penalty with respect to the foregoing or any other condition regarding this Agreement, its disbursement, any Fixed Rate Advance or its Revolving Note;

and the Bank shall determine that the result of any of the foregoing is to increase the cost (whether by incurring a cost or adding to a cost) to the Bank of issuing or maintaining any Letter of Credit or a risk participation in Letter of Credit or making or maintaining any LIBOR Advance or to reduce the amount of principal or interest received by the Bank, then the Borrower shall pay to the Bank from time to time as specified by the Bank such additional amounts as the Bank shall determine are sufficient to compensate and indemnify it for such increased cost or reduced amount. The Bank shall promptly give the Borrower notice of any condition described in this section that gives the Bank a right to compensation under this Section. If the Bank makes such a claim for compensation, it shall provide to the Borrower a certificate in reasonable detail setting forth such increased cost or reduced amount as a result of any event mentioned herein and such certificate shall be presumed correct.

     Section 2.08. Capital Adequacy. If either (a) the enactment, issuance, implementation or phase-in of or any change in or in the interpretation of any law, rule or regulation, or (b) compliance with or implementation of any request, directive or guideline from any central bank or other governmental authority (whether or not having the force of law) affects the amount of capital required to be maintained by the Bank or any corporation controlling the Bank and the Bank determines that the amount of such capital is increased (or that the rate of return on the Bank's capital is reduced) by or based on the existence of its obligations under the Letter of Credit or its risk participation in the Letter of Credit, then, upon demand by the Bank the Borrower shall pay to the Bank, from time-to-time as specified by the Bank, such additional amount or amounts as the Bank shall determine are necessary to compensate the Bank or any corporation controlling the Bank in light of such circumstances, to the extent that the Bank reasonably determines such increase in capital to be allocable to the existence of the Letter of Credit.

     Section 2.09. Payments, Prepayments, and Computations. All payments by the Borrower to the Bank shall be made in Dollars before 1 p.m. Houston time on the date due. All payments by the Borrower shall be made free and clear of and without deduction for any and all present and future taxes, levies, imposts, deductions, charges and withholdings, and all liabilities with respect thereto, excluding (a) judicial or administrative liens in respect of obligations of the Bank unrelated to the transactions contemplated by this Agreement and (b) taxes imposed on income of the Bank by, and franchise taxes imposed on the Bank by, any country or state or any political subdivision thereof (all such taxes, levies, imposts, deductions, charges, withholdings and liabilities other than those described in clauses (a) and (b) above being herein referred to as "Taxes"). If the Borrower shall be required by Applicable Law to withhold or deduct any Taxes from or in respect of any sum payable hereunder or under the Revolving Note to the Bank (a) the sum payable shall be increased as may be necessary so that after making all required withholdings and deductions (including, without limitation, withholdings and deductions applicable to additional sums payable under this Section) the Bank receives an amount equal to the sum it would have received had no withholdings or deductions been made, (b) the Bank shall make such withholdings and deductions, and (c) the Borrower shall pay the full amount withheld or deducted to the relevant taxation authority or other authority in accordance with Applicable Law and in such a manner that the Bank shall not be required to make any deduction or payment of any Taxes.

     Section 2.10. Indemnification of the Bank. The Borrower hereby agrees to indemnify the Bank against all claims, liabilities, damages and expenses in connection with or arising out of any litigation or proceeding relating to or arising in connection with this Agreement, the Notes, any Letter of Credit, any other Credit Document, the making of the Commitment or any Borrowing, INCLUDING CLAIMS, LIABILITIES, DAMAGES, AND EXPENSES ARISING FROM THE BANK'S NEGLIGENCE, but excluding any such claim, liability, damage or expense arising as a result of the Bank's gross negligence or willful misconduct. Without limiting the generality of the foregoing, the Borrower agrees that the Bank shall be entitled to rely upon and act upon instructions from the Borrower in accordance with
Section 2.01 to issue each Letter of Credit. The Borrower agrees to indemnify and hold the Bank harmless from any and all claims (including reasonable attorneys' fees) which may arise out of or in connection with the Bank's good faith reliance upon instructions from the Borrower, as provided herein, INCLUDING CLAIMS, LIABILITIES, DAMAGES, AND EXPENSES ARISING FROM THE BANK'S NEGLIGENCE, but excluding such claims, damages, losses, costs and expenses resulting from acts or omissions constituting gross negligence or willful misconduct on the part of the Bank. The amount of any such indemnification not paid within 30 days after written demand therefor shall accrue interest from and including such 30th day to but excluding the date paid at the Base Rate plus 2% per annum calculated on the basis of a 365/366-day year for the actual number of days elapsed, but in no event to exceed the Highest Lawful Rate.

     Section 2.11. Booking of Advances. The Bank may, in its sole discretion, book the Advances made pursuant to this Agreement at any branch or office of its choice; provided that in no event shall the Borrower be required to pay any amount to the Bank more than the Borrower would have been required to pay pursuant to the terms of this Agreement if all Advances had been booked by the Bank at its Houston, Texas office.

                                   ARTICLE III

                        TERMS AND CONDITIONS OF TERM LOAN

     Section 3.01. Term Loan. Subject to the terms and conditions hereof and the Original Credit Agreement, Bank has made a term loan to Borrower in the principal amount of $10,000,000.00 to refinance certain indebtedness, acquire certain real property located in Waller, Texas, and enable the Borrower to make a one time dividend to Galveston-Houston Company.

     Section 3.02. Term Note. The Term Loan shall be evidenced by and be payable as provided in the Term Note, with the final maturity on the Term Loan Maturity Date.

     Section 3.03. Prepayment. The Borrower's right to prepay the outstanding principal of the Term Note shall be subject to the terms and limitations set forth in the Term Note.

                                   ARTICLE IV

                         REPRESENTATIONS AND WARRANTIES

     In order to induce the Bank to enter into this Agreement, the Borrower represents and warrants to the Bank (which representations and warranties (except such representations and warranties that by their terms relate to a specific date) will survive the delivery of the Notes and the making of the Borrowings) that:

          (a) Borrower and each of its Operating Subsidiaries is a corporation duly organized and existing in good standing under the laws of the state of its incorporation, is duly qualified as a foreign corporation and in good standing in all states in which it is doing business and has the corporate power and authority to own its properties and assets and to transact the business in which it is engaged and is or will be qualified in those states wherein it proposes to transact business in the future, except those jurisdictions, if any, in which the failure to so qualify would not have a Material Adverse Effect.

          (b) The Borrower has full corporate power and authority to enter into this Agreement, to make the Borrowings, to execute and deliver the Notes, and to incur the obligations provided for in this Agreement, all of which has been duly authorized by all proper and necessary corporate action. No consent or approval of stockholders or of any public authority is required as a condition to the validity of this Agreement or of the Notes, and Borrower is in compliance with all laws and regulatory requirements to which it is subject and where the failure to comply with such laws or regulatory requirements would cause a Material Adverse Effect.

          (c) This Agreement constitutes, and the Notes when issued and delivered pursuant hereto for value received will constitute, valid and legally binding obligations of Borrower enforceable in accordance with their terms, except as enforceability may be limited by bankruptcy moratorium, reorganization, insolvency, fraudulent conveyance and the rights of creditors generally, whether arising in law or equity.

          (d) As of the date of this Agreement, there are no proceedings pending or, to the knowledge of Borrower, threatened before any court or administrative agency which will have a Material Adverse Effect, except as disclosed to the Bank in previously submitted financial statements or in writing prior to the date of this Agreement.

          (e) There are no charter, bylaw or stock provisions of Borrower and no provisions of any existing agreement, mortgage, indenture or contract binding on Borrower or affecting its Property, which would conflict with or in any way prevent the execution, delivery or carrying out of the terms of this Agreement and the Notes.

          (f) The Borrower will at all times maintain its Property in good order and repair taking into consideration reasonable wear and tear and where the failure to maintain such property in good order and repair would cause a Material Adverse Effect.

          (g) All income taxes and other taxes due and payable through the date of this Agreement have been paid prior to becoming delinquent other than those being contested in good faith and with respect to which adequate reserves have been established in accordance with GAAP.

          (h) The books and records of the Borrower properly reflect the Borrower's financial condition, and as of the date hereof there has been no material adverse change in Borrower's financial condition as presented in financial statements dated March 31, 1996 in the Borrower's Form 10-Q.

          (i) The Borrower's principal place of business currently is in Waller, Texas.

          (j) As of the date hereof, the Borrower is not the lessee of any material Property except as has been disclosed in previously submitted financial statements or in writing to Bank.

          (k) As of the date hereof, the names and addresses of all Subsidiaries of the Borrower are set forth on the attached Schedule IV(k).

          (l) All financial statements delivered by Borrower to Bank prior to the date hereof are true and correct in all material respects, fairly present the financial condition of Borrower and have been prepared in accordance with generally accepted accounting principles, consistently applied; as of the date hereof, there are no obligations, liabilities or indebtedness (including contingent and indirect liabilities) which are material to Borrower and not reflected in such financial statements; and no material adverse changes have occurred in the financial condition or business of Borrower since the date of the most recent financial statements which Borrower have delivered to Bank. All financial statements of Guarantors delivered to Bank prior to the date hereof are true and correct, and fairly present the financial condition of Guarantors. There are no obligations, liabilities or indebtedness (including contingent and indirect liabilities) which are material to Guarantors and not reflected in such financial statements; and no material adverse changes have occurred in the financial condition or business of Guarantors since the date of such financial statements.

          (m) Borrower owns all of the assets reflected on its balance sheet (most recently submitted to Bank), free and clear of all liens, security interests or other encumbrances, except as previously disclosed in writing to Bank or mechanics and materialmen's lien encumbering Borrower's real property and aggregate no more than $50,000.

          (n) Borrower has taken all steps necessary to determine and has determined that no hazardous substances, or other substances known or suspected to pose a threat to health or the environment which are in violation of Applicable Environmental Laws ("Hazard[s]") exist with respect to the Collateral. No prior use, either by Borrower or a Guarantor (where applicable), or to Borrower's or a Guarantor's knowledge, with repsect to the prior owners of the Collateral, has occurred, which violates any laws pertaining to health or the environment ("Applicable Environmental Laws"), including, without limitation, the Comprehensive Environmental Response, Compensation, and
Liability Act of 1980, as amended ("CERCLA"), the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Texas Water Code and the

Texas Solid Waste Disposal Act, which violation would have a Material Adverse Effect. Borrower's, or a Guarantor's (where applicable) handling and maintenance of the Collateral does not and will not result in the disposal or release of any hazardous substance or Hazard on, in or to the Collateral which would have a Material Adverse Effect. The terms "hazardous substance" and "release" shall each have the meanings specified in CERCLA, and the terms "solid waste" and "disposal" (or "disposed") shall each have the meanings specified in RCRA; provided, however, that in the event either CERCLA or RCRA is amended so as to broaden the meaning of any term defined thereby, such broader meaning shall apply subsequent to the effective date of such amendment; and provided further that, to the extent that the laws of the State of Texas establish a meaning for "hazardous substance", "release", "solid waste", or "disposal" which is broader than that specified in either CERCLA or RCRA, such broader definition shall apply.

          (o) Borrower is not a party to any inventory repurchase agreements with respect to a material amount of inventory (as determined by Bank) with any of Borrower's customers.

          (p) Borrower has delivered to Bank a true, complete and correct copy of the duly executed and delivered Stock Purchase Agreements, and such documents are in full force and effect, and has not been amended, supplemented or modified since the date of execution thereof.

          (q) Borrower will receive a reasonably equivalent value in exchange for the obligations of Borrower under this Agreement, the Note and the Credit Documents. The execution and performance of this Agreement, the Note and the Credit Documents by Borrower (i) are not being made with any intent to hinder, delay or defraud any entity to which Borrower is indebted; (ii) will not result in Borrower having an unreasonably small capital for the business in which it is engaged; and (iii) will not cause Borrower to incur debts that would be beyond the ability of Borrower to pay as such debts mature. Any property transferred, concealed or removed with intent to hinder, delay or defraud Borrower's creditors and property which may be exempted from the debtor's estate under the Federal Bankruptcy Code shall be excluded from the assets of Borrower for purposes of determining insolvency. Borrower has never been adjudicated a bankrupt or filed a case under the Federal Bankruptcy Code or had an order for relief entered against it under the Federal Bankruptcy Code.

          (r) No proceeds of the Notes will be used to acquire any security in any transaction which is subject to Sections 13 or 14 of the Securities Exchange Act of 1934, including particularly (but without limitation) Sections 13(d) and 14(d) thereof.

                                    ARTICLE V

                              AFFIRMATIVE COVENANTS

     The Borrower  will from the date of this  Agreement  and for so long as any
part  of  the  Indebtedness,   the  Commitment,  or  any  Letter  of  Credit  is
outstanding:

          (a) In accordance with GAAP:

               (i) Maintain a Current Ratio of not less than 1.20 to 1.

               (ii) Maintain a Consolidated Tangible Net Worth of not less than $11,000,000, from the date hereof to September 30, 1996, and for each calendar quarter thereafter, not less than the previous quarter's required Consolidated Tangible Net Worth plus an amount equal to eighty percent (80%) of the positive amount of consolidated net income for such immediately preceding quarter.

               (iii) Maintain a ratio of Consolidated Total Funded Debt to EBITDA of less than (i) 4.25 to 1.00 from the date hereof through March 31, 1997, and (ii) 3.25 to 1.00 thereafter.

               (iv) Maintain a Fixed Charge Coverage Ratio of not less than 1.60 to 1.

          (b)  Maintain  a  system  of  accounting   in  accordance   with  GAAP
consistently applied, and permit the Bank's officers or authorized representatives, at the Bank's expense, to visit and inspect Borrower's books of account and other records at such reasonable times and as often as the Bank may desire. Unless written notice of another location is given to the Bank, Borrower's books and records will be located at Borrower's offices in Waller, Texas.

          (c) Furnish to the Bank audited year end consolidated financial statements to include a balance sheet, a profit and loss statement, a reconciliation of stockholders' equity, and unaudited consolidating schedules, together with a Compliance Certificate in the form of the attached Exhibit "C" as soon as available, but no later than 120 days after the end of each annual accounting period.

          (d) Furnish to the Bank quarterly consolidated financial statements to include a balance sheet, a profit and loss statement, a reconciliation of stockholders' equity, unaudited consolidating schedules together with a Compliance Certificate in the form of the attached Exhibit "C", and an aging and listing of accounts receivable of Borrower and each of the Operating Subsidiaries as soon as available but no later than 60 days of the end of each such accounting quarter, except for each fourth fiscal quarter for which year-end statements shall be provided as set forth above.

          (e) Promptly provide the Bank upon their becoming publicly available, (but, as to Forms 10-Q, no more than 60 days after the close of each fiscal quarter of the Borrower), a copy of each report, notice, or proxy statement sent by the Borrower to stockholders generally and of each regular or periodic report (including, without limitation, reports on Form 10-K and Form 10-Q) and any registration statement, prospectus or written communication (other than transmittal letters) in respect thereof filed by the Borrower with, or received by the Borrower in connection therewith from, any securities exchange or the Securities and Exchange Commission or any such successor agency or exchange.

          (f) Maintain, and cause its Operating Subsidiaries to maintain, insurance with responsible insurance companies on such of its properties, in such amounts and against such risks as is customarily maintained by similar businesses operating in the same vicinity. Upon the Bank's request, the Borrower shall supply evidence of such insurance to the Bank.

          (g) Maintain its corporate existence in good standing and comply with all laws, regulations and Governmental Requirements applicable to it or to any of its Property, business operations and transaction where the failure to comply with such laws or Governmental Requirement would cause a Material Adverse Effect.

          (h) Promptly advise the Bank in writing of any condition, event or act which comes to its attention that would materially affect the Borrower's and its Subsidiaries' financial condition taken as a whole, the Bank's rights under this Agreement or the other Credit Documents, and of any litigation filed against Borrower and its Subsidiaries that would cause a Material Adverse Effect.

          (i) Pay all taxes as the same become due and payable, unless contested in good faith by appropriate proceedings.

          (j) Maintain all of its and its Subsidiaries' tangible Property in good condition and repair and make all necessary replacements thereof where the failure to so maintain, repair, or replace would cause a Material Adverse
Effect, and preserve and maintain all licenses, privileges, franchises, certificates and the like necessary for the operation of its business where the failure to so preserve and maintain would cause a Material Adverse Effect.

          (k) At the Bank's request, cause (i) any of its Subsidiaries on the date of this Agreement that are or become in the future an Operating Subsidiary and (ii) any corporation that becomes a United States Subsidiary of the Borrower after the date of this Agreement, that uses, either directly or indirectly, the proceeds of any Advance to promptly execute and deliver to the Bank a Guaranty, in form and substance satisfactory to the Bank, guaranteeing the Indebtedness.

          (l) Borrower will cause the landlord of the premises leased by Bettis Electric to execute and deliver to Bank instruments, in form and substance satisfactory to Bank, by which such landlord waives its rights, if any, to all personal property and fixtures in which Bank has a security interest. All such instruments shall be delivered to Bank within thirty (30) days of the date hereof.

          (m) Borrower shall indemnify, defend, and hold harmless Lender and its directors, officers, agents, attorneys and employees (collectively, the "Indemnitee") from and against: (i) any and all claims, demands, actions, or causes of action that are asserted against any Indemnitee by any person if the claim, demand, action or cause of action directly or indirectly relates to a claim, demand, action, or cause of action that the person asserts or may assert against Borrower, or any officer, director or shareholder of Borrower, (ii) any and all claims, demands, actions or causes of action that are asserted against any Indemnitee if the claim, demand, action or cause of action directly or indirectly relates to this Agreement, the Stock Purchase Agreement, the use of proceeds of the Notes, or the relationship of Borrower and Lender under this Agreement or any transaction contemplated pursuant to this Agreement or the Stock Purchase Agreements, (iii) any administrative or investigative proceeding by any governmental authority directly or indirectly related to a claim, demand, action or cause of action described in clauses (i) or (ii) above, and (iv) any and all liabilities, losses, costs, or expenses (including attorneys' fees and disbursements) that any Indemnitee suffers or incurs as a result of any of the foregoing; PROVIDED, HOWEVER, THAT ALTHOUGH THE FOREGOING INDEMNITY SHALL

INCLUDE CLAIMS, DEMANDS, ACTIONS OR CAUSES OF ACTION BASED UPON LENDER'S NEGLIGENCE, BORROWER SHALL HAVE NO OBLIGATION UNDER THIS SECTION TO LENDER WITH RESPECT TO ANY OF THE FOREGOING ARISING OUT OF THE GROSS NEGLIGENCE OR WILFUL MISCONDUCT OF LENDER OR THE BREACH BY LENDER OF THIS AGREEMENT.

                                   ARTICLE VI

                               NEGATIVE COVENANTS

     The Borrower and its Operating Subsidiaries will not from the date of this Agreement and for so long as any part of the Indebtedness, the Commitment, or any Letter of Credit is outstanding:

          (a) Fail to promptly pay all lawful claims, whether for labor, materials or otherwise and where the failure to so pay would cause a Material Adverse Effect.

          (b) Materially change the general character of business as conducted at the date of this Agreement.

          (c) Fail to make any principal or interest payment for 10 days after such payment is due.

          (d) Have outstanding any indebtedness other than (i) consolidated purchase money secured indebtedness not to exceed an aggregate amount of
$2,000,000 (determined on a consolidated basis); and (ii) non-Operating Subsidiary indebtedness other than that which shall not exceed the following currency amounts by more than an aggregate of $1,000,000:

                (i)  5,500,000 Canadian Dollar Credit Facility;

               (ii)  1,500,000 Pounds Sterling Credit Facility;

              (iii)  6,500,000 French Franc Credit Facility;

               (iv)  11,700,000 French Franc Real Estate Capital Lease;

                (v)  8,000,000 Danish Kroner Credit Facility; and

               (vi) $2,325,000 note payable to Sooner Pipe and Supply, Inc. (the "Sooner Debt").

          (e) Expend or enter into any commitment to expend any amount for the acquisition or lease of tangible, fixed or capital assets, including repairs, replacements and improvements, which are capitalized under proper accounting practice, and which exceeds, in the aggregate, $3,000,000.00 per fiscal year.

          (f) Mortgage, assign, encumber, incur, assume or grant a security interest in or lien upon any of Borrower's assets, except (i) in connection with indebtedness permitted in subparagraph (d) above, (ii) security interests and liens granted to Bank, and (iii) any inchoate liens for taxes which are not delinquent.

          (g) Sell any of its assets, except such sales which are in the ordinary course of business or which have been disclosed to Bank as part of the Shafer and Prime Acquisitions, or sell any of its assets to any other person, firm or corporation with the agreement that such assets shall be leased back to Borrower, unless replaced with assets of equal value.

          (h) Endorse, guarantee, or otherwise become liable for the obligations of any person, firm or corporation except for endorsements of negotiable instruments by Borrower in the ordinary course of business.

          (i) Liquidate, dissolve or reorganize; or merge or consolidate with, or acquire all or substantially all of the assets of, any other company, firm or association; or make or permit any substantial change in its capitalization or its business (except as provided in the Stock Purchase Agreement, or as part of a merger of Operating Subsidiaries).

          (j) Enter into or be a party to any transaction or arrangement, including, without limitation, the purchase, sale, exchange or use of any property or asset, or any interest therein, whether real, personal or mixed, or tangible or intangible, or the rendering of any service, with any "Affiliate" (as hereafter defined), except transactions in the ordinary course of and pursuant to the reasonable requirements of Borrower's business and upon fair and reasonable terms no less favorable to Borrower than Borrower would obtain in an arm's length transaction with a non-Affiliate. For purposes of this subsection the term "Affiliate" means any person, firm, corporation or other entity which directly or indirectly controls, is controlled by or is under common control with Borrower. A person, firm, corporation or other entity shall be deemed to control another if it owns ten percent (10%) or more of the equity interest of such other person, firm, corporation or other entity or if it possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of such other person, firm, corporation or other entity, whether through ownership or stock, by contract or otherwise.

          (k) In the case of Borrower only, declare or pay any cash dividends.

                                   ARTICLE VII

                                EVENTS OF DEFAULT

     Section 7.01. Events. Any of the following events shall be considered an "Event of Default" as that term is used in this Agreement:

          (a) Default shall be made (i) in the payment of any installment of principal upon any Note of Borrower to the Bank within ten (10) days of when due and payable, whether at maturity or otherwise, (ii) in the payment of any interest on any Note within 10 days of when due, or (iii) in the payment of any other obligation of Borrower to the Bank when due and payable (or within the grace period provided therein, if any), whether at maturity or otherwise;

          (b) Default shall be made in the performance of any term, covenant or agreement contained in this Agreement or in any other Credit Document and such default shall continue unremedied for a period of thirty (30) days after the earlier of (i) written notice thereof to Borrower or (ii) after the Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, or any financial vice-president of Borrower (any one of which is herein called and "Executive Officer") has actual knowledge thereof;

          (c) Any representation or warranty in this Agreement, any other Credit Document, or in any financial statement, certificate, report or opinion submitted to the Bank in connection with this Agreement or any other Credit Document, or pursuant to the requirements of this Agreement or any other Credit Document shall prove to have been incorrect or misleading in any material respect when made;

          (d) Any judgment against Borrower or its Operating Subsidiaries or any attachment or other levy against the property of Borrower or any of its Operating Subsidiaries with respect to a claim remains unpaid, unstayed on appeal, undischarged, not bonded or not dismissed for a period of 30 days unless such judgment is adequately covered by insurance or reserved for or is less than $1,000,000 in the aggregate;

          (e) A Guarantor shall be adjudicated as bankrupt;

          (f) (i) Borrower or any of its Operating Subsidiaries (A) makes an assignment for the benefit of creditors, files a petition in bankruptcy, is adjudicated insolvent or bankrupt, petitions or applies to any tribunal for any receiver or any trustees of Borrower or any of its Operating Subsidiaries or any substantial part of its property or (B) commences any action relating to Borrower or any of its Operating Subsidiaries under any reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or (ii) if there is commenced against Borrower or any of its Operating Subsidiaries any such action, or Borrower or any of its Operating Subsidiaries by any act indicates its consent to or approval of any trustee for Borrower or any of its Operating Subsidiaries or any substantial part of its property, or suffers any such receivership or trustee to continue undischarged; or

          (g) Any Change in Control during the term of the Loan; or

          (h) Borrower or any of its Subsidiaries shall default in the payment of any indebtedness or in the performance of any term, covenant, agreement, representation or warranty relating to such indebtedness and such default shall continue for more than thirty (30) days after an Executive Officer has actual knowledge thereof.

     Section 7.02. Remedies. Upon the occurrence of any Event of Default described in Subsection 7.01(e) or (f), the Commitment and any other lending obligations, if any, of the Bank shall immediately terminate, the Committed Amount shall be reduced to zero, and the entire principal amount of all Indebtedness then outstanding (including the undrawn face amount of any outstanding Letter of Credit) together with interest then accrued thereon, if any, shall become immediately due and payable, all without written notice and without presentment, demand, protest, notice of protest or dishonor, notice of intent to accelerate, notice of acceleration, or any other notice of any kind, all of which are hereby expressly waived by the Borrower. Upon the occurrence and at any time during the continuance of any other Event of Default specified in Section 7.01, the Bank may by written notice to the Borrower (a) declare the entire principal amount of all Indebtedness then outstanding (including the undrawn face amount of any outstanding Letter of Credit) together with interest then accrued thereon, if any, to be immediately due and payable without presentment, demand, protest, notice of protest or dishonor, notice of intent to accelerate, notice of acceleration, or any other notice of any kind, all of which are hereby expressly waived by the Borrower, and/or (b) terminate the Commitment and other lending obligations, if any, of the Bank, and reduce the Committed Amount to zero, unless and until the Bank shall reinstate same in writing. Any amounts received by the Bank with respect to the Borrower's contingent obligations under Letters of Credit shall be retained by the Bank as cash collateral securing such obligations until such Letters of Credit have expired or been drawn. Any such funds remaining after all of the Borrower's obligations hereunder have been satisfied in full shall be returned to the Borrower.

     Section 7.03. Right of Set-off. Upon the occurrence and during the continuance of any Event of Default, the Bank is hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank to or for the credit or the account of the Borrower against any and all of the Indebtedness of the Borrower. The Bank agrees to promptly notify the Borrower after any such set-off and application; provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of the Bank under this Section are in addition to other rights and remedies (including, without limitation, other rights of set-off) which the Bank may have.

                                  ARTICLE VIII

                              CONDITIONS PRECEDENT

     The obligation of the Bank to make Borrowings available pursuant to this Agreement is subject to the conditions precedent stated in this Article VIII wherein each document to be delivered to the Bank shall be in form and substance reasonably satisfactory to them.

     Section 8.01. Delivery of Documents. Prior to the initial Borrowing under this Agreement, there shall have been delivered to the Bank:

          (a) this Agreement, the Notes, the Guaranties, the Mortgages, the other Credit Documents and all other agreements contemplated hereby, duly and validly executed by the parties thereto;

          (b) certified copies of: (i) the resolutions of the Board of Directors of the Borrower and each Guarantor authorizing the negotiation, execution, and deliver by the Borrower and each Guarantor, as the case may be, of this Agreement, the Notes, and the Guaranties, as applicable, and all other documents contemplated hereby on behalf of the Borrower and each Guarantor, as the case may be; (ii) the certificate or articles of incorporation and bylaws of the Borrower and each Guarantor certified by the secretary of state of the state of each such party's incorporation and the corporate secretary or assistant secretary of the Borrower and Guarantor, respectively, and all documents evidencing other necessary corporate action with respect to this Agreement, the Notes, the Guaranties, and the other Credit Documents; and (iii) the names and true signatures of the officers of the Borrower and the Guarantors authorized to sign this Agreement, the Notes, and the Guaranties, as applicable, and the other documents or certificates to be executed by the Borrower and the Guarantors pursuant to this Agreement on behalf of the Borrower and the Guarantors, as the case may be. The Bank may conclusively rely on such certificates until they shall receive further certificates of the secretary or the assistant secretary of the Borrower and the Guarantors, as applicable, cancelling or amending the prior certificates and submitting the names and true signatures of the officers named in such further certificate;

          (c) a Compliance Certificate in the form of the attached Exhibit "C" appropriately completed and effective as of the date of the initial Borrowing;

          (d) an executed copy of (i) the Stock Purchase Agreement between Borrower and the shareholders of Shafer and (ii) the Stock Purchase Agreement between Borrower and the shareholders of Prime (collectively, the "Stock Purchase Agreements"); and

          (e) a loan origination fee in the amount of $75,000.

     Section 8.02. No Default. As of the date of each Borrowing, and after giving effect to such Borrowing, there shall exist no Event of Default.

     Section 8.03 Representations and Warranties. The representations and warranties contained in Article IV and in each Guaranty are true and correct in all material respects on and as of the date of such Borrowing as though made on and as of such date except, in the case of Borrowings made after the date of this Agreement, representations and warranties which by their terms are made as of a specific date.

     Section 8.04 Other Indebtedness. If Borrower or any of its Subsidiaries shall default in the payment of any indebtedness or in the performance of any term, covenant, agreement, representation or warranty relating to such indebtedness and such default shall continue for more than any applicable period of grace, then the Commitment and any other lending obligations, if any, of the Bank shall immediately cease until such time as the Bank is satisfied, in its sole discretion, that such default has been adequately remedied.

                                   ARTICLE IX

                            COLLATERAL AND GUARANTIES

     Section 9.01 Collateral. Repayment of the Notes, drafts against the Letters of Credit and performance of the obligations described herein shall be secured, directly or indirectly, by (i) a first priority perfected security interest in all of Borrower's accounts, general intangibles, equipment and inventory, (ii) a first priority perfected security interest in 100% of the issued and outstanding shares of stock of Bettis UK Ltd., (iii) a first priority perfected security interest in 100% of the issued and outstanding shares of stock of Bettis GmbH,
(iv) a first priority perfected security interest in 100% of the issued and outstanding shares of stock of Bettis France Ltd., (v)
a  first  priority  perfected  security  interest  in  100%  of the  issued  and outstanding  shares  of stock  of  Bettis  Canada  Ltd.,  (vi) a first  priority perfected security interest in 100% of the issued and outstanding shares of Prime Actuator Control Systems Ltd., (vii) a first priority perfected security interest in 100% of the issued and outstanding shares of Dantorque A/S, (viii) a first priority perfected security interest in all of the accounts, general intangibles, equipment and inventory of Borrower's Operating Subsidiaries, (ix) a deed of trust lien against the real property owned by Borrower located in Waller County, Texas, and (x) a mortgage lien against the tracts of real property owned by Shafer located in Wayne and Richland Counties, Ohio (collectively, the "Collateral").

     Section 9.02 Guaranties. Repayment of the Notes, drafts against the Letters of Credit and performance of Borrower's obligations described herein shall be guaranteed by the Guarantors to the extent provided in the Guaranties.

                                    ARTICLE X

                                  MISCELLANEOUS

     Section 10.01. Notices. Any notice required or permitted to be given under or in connection with this Agreement, the other Credit Documents (except as may otherwise be expressly required therein) or the Notes shall be in writing and shall be mailed by first class or express mail, postage prepaid, or sent by telecopy or other similar form of rapid transmission confirmed by appropriate means at substantially the same time as such rapid transmission, or personally delivered to an officer of the receiving party. All such communications shall be mailed, sent or delivered,

          (a) if to the Borrower, to:

                  Bettis Corporation
                  18703 GH Circle
                  P.O. Box 508
                  Waller, Texas  77484
                  Telephone: (713) 463-5100
                  Telecopy:  (713) 463-5189
                  Attention:   Mr. Wilfred M. Krenek
                               Vice President and Treasurer

                  with a copy to:

                  Vinson & Elkins, L.L.P.
                  1001 Fannin, Suite 2300
                  Houston, Texas  77002-7670
                  Telephone: (713) 758-4592
                  Attention: Mr. T. Mark Kelly

          (b) if to the Bank, to:

                  Bank One, Texas, N.A.
                  910 Travis
                  Houston, Texas  77002-5860
                  Telephone:  (713) 751-3831
                  Telecopy:  (713) 751-6199
                  Attention: Mr. Barry A. Kelly
                             Vice President, Unit Manager
                             Metropolitan Banking Unit

or to such other address or to such individual's or department's attention as it may have furnished the other party in writing. Any communication so addressed and mailed shall be deemed to be given when so mailed, except that Borrowing Requests or communications related to Borrowing Requests shall not be effective until actually received by the Bank. Any notice so sent by rapid transmission shall be deemed to be given when receipt of such transmission is acknowledged, and any communication so delivered in person shall be deemed to be given when receipted for by, or actually received by, an authorized officer of the Borrower or the respective Bank, as the case may be.

     Section 10.02. Amendments and Waivers. Any provision of this Agreement, the Notes, or the other Credit Documents may be amended or waived if, but only if, such amendment or waiver is in writing and is signed by the Borrower and the Bank.

     Section 10.03. Invalidity. In the event that any one or more of the provisions contained in this Agreement, the Notes, or in any other Credit Document shall, for any reason, be held invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement, the Notes, or any other Credit Document.

     Section 10.04. Survival of Agreements. All representations and warranties of the Borrower in this Agreement or in the other Credit Documents, and all covenants and agreements herein not fully performed before the effective date or dates of this Agreement and of the other Credit Documents, shall survive such date or dates.

     Section 10.05. Successors and Assigns. All covenants and agreements contained by or on behalf of the Borrower in this Agreement, the Notes, and any other Credit Document shall bind its successors and assigns and shall inure to the benefit of the Bank and its permitted successors and assigns. The Borrower shall not, however, have the right to assign its rights or delegate its duties under this Agreement or any other Credit Document, or any interest herein or therein, without the prior written consent of the Bank.

     Section 10.06. Renewal, Extension or Rearrangement. All provisions of this Agreement and of any other Credit Document relating to the Notes or other Indebtedness shall apply with equal force and effect to each and all promissory notes hereinafter executed which in whole or in part represent a renewal, extension for any period, increase or rearrangement of any part of the Indebtedness originally represented by the Notes or of any part of such other Indebtedness.

     Section 10.07. Waivers. No course of dealing on the part of the Bank, its officers, employees, consultants or agents, nor any failure or delay by the Bank with respect to exercising any right, power or privilege of the Bank under this Agreement, the Notes, or any other Credit Document shall operate as a waiver thereof, except as otherwise provided in Section 9.02.

     Section 10.08. Cumulative Rights. Rights and remedies of the Bank under this Agreement, the Notes, and each other Credit Document shall be cumulative, and the exercise or partial exercise of any such right or remedy shall not preclude the exercise of any other right or remedy.

     Section 10.09. Construction. This Agreement is, and the Notes will be, a contract made under and shall be construed in accordance with and governed by the laws of the United States of America and the State of Texas, as such laws are now in effect and, with respect to usury laws, if any, applicable to the Bank and to the extent allowed thereby, as such laws may hereafter be in effect which allow a higher maximum nonusurious interest rate than such laws now allow.

     Section 10.10. Interest. It is the intention of the parties hereto to conform strictly to usury laws applicable to the Bank. Accordingly, if the transactions contemplated hereby would be usurious under applicable law
(including the laws of the United States of America and the State of Texas, then, in the event, notwithstanding anything to the contrary in this Agreement, the Notes, or in any other Credit Document, it is agreed as follows: (a) the aggregate of all consideration which constitutes interest under law applicable to the Bank that is contracted for, taken, reserved, charged or received under this Agreement, the Notes, or under any other Credit Document or agreements or otherwise in connection with the Indebtedness shall under no circumstances exceed the amount authorized by law calculated at the Highest Lawful Rate, and any excess shall be credited by the Bank on the principal amount of the Indebtedness (or, if the principal amount of the Indebtedness shall have been paid in full, refunded to the Borrower) and (b) in the event that the maturity of the Notes is accelerated by reason of an election of the Bank resulting from any Event of Default under this Agreement or otherwise, or in the event of any required or permitted prepayment, then such consideration that constitutes interest under law applicable to the Bank may never include more than the amount authorized by law calculated at the Highest Lawful Rate, and excess interest, if any, provided for in this Agreement or otherwise shall be cancelled automatically as of the date of such acceleration or prepayment and, if theretofore paid, shall be credited by the Bank on the principal amount of the Indebtedness (or, if the principal amount of the Indebtedness shall have been paid in full, refunded by the Bank to the Borrower).

     To the extent that Article 5069-1.04 of the Texas Revised Civil Statutes is relevant to the Bank for the purpose of determining the Highest Lawful Rate, the Bank hereby elects to determine the applicable rate ceiling under such Article by the indicated (weekly) rate ceiling from time to time in effect, subject to the Bank's right subsequently to change such method in accordance with applicable law.

     Section 10.11. Taxes, Etc. Any taxes (excluding income and franchise taxes) payable or ruled payable by federal or state authority in respect of this Agreement, the Notes, or the other Credit Documents shall be paid by the Borrower, together with interest and penalties, if any.

     Section 10.12. Entire Agreement. This Agreement, the Notes, and the other Credit Documents embody the entire agreement and understanding between the Bank and the other respective parties hereto and thereto and supersede all prior agreements and understandings between such parties relating to the subject matter hereof and thereof.

     Section 10.13. Counterparts. This Agreement may be executed in two or more counterparts, and it shall not be necessary that the signatures of all parties hereto be contained on any one counterpart hereof; each counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.

     Section 10.14. Expenses of Bank. Borrower will, on demand, reimburse Bank for one-half (1/2) of all reasonable fees and expenses of legal counsel for Bank incurred by Bank in connection with the preparation of the Credit Documents.

     IN WITNESS WHEREOF, the parties hereto have caused this instrument to be duly executed as of the date first above written.

                                   "BORROWER"

                               BETTIS CORPORATION

                                        By:

                                      Name:

                                     Title:

                                     "BANK"

                              BANK ONE, TEXAS, N.A.

                                        By:

                                      Name:

                                     Title:

                                   EXHIBIT "A"

                             RENEWAL PROMISSORY NOTE


$30,000,000.00                Houston, Texas                July ___, 1996

      This Renewal Promissory Note (Revolving Credit) is executed and delivered in renewal, replacement, enlargement and extension (and not in extinguishment) of the indebtedness, both unpaid principal and accrued unpaid interest, as of July ___, 1996, on a certain Renewal Promissory Note dated June 6, 1996 in the principal amount of up to $10,000,000.00 (the "Original Note"), which Original Note was executed by Bettis Corporation, a Delaware corporation payable to the order of Bank One, Texas, N.A., and all liens, security interests, pledges, collateral assignments and guaranties securing and/or guaranteeing payment of the Original Note are hereby ratified, confirmed, renewed, extended and brought forward as security and/or guaranty for the payment hereof.

      For value received, the undersigned, Bettis Corporation, a Delaware corporation ("Borrower"), promises to pay to the order of Bank One, Texas, N.A. ("Bank") (i) the principal sum of Thirty Million and No/100 United States Dollars (U.S. $30,000,000.00) or, if less, the aggregate amount of Advances outstanding (as defined in the "Credit Agreement" dated as of May 6, 1994, as amended on May 18, 1995 and June 6, 1996, and as further amended by Amended and Restated Credit Agreement of even date herewith, which is herein so called) executed by and among the Borrower and the Bank, and (ii) interest on the unpaid principal balance outstanding from time to time in the amounts provided for in the Credit Agreement. Unless otherwise defined in this Renewal Promissory Note ("Note"), all capitalized terms shall have the meaning assigned to those terms in the Credit Agreement.

      Both principal and interest are due and payable in the amounts and manner and on the dates provided in the Credit Agreement for the account of the Bank at its office at 910 Travis, Houston, Texas 77002 (or such other address as the Bank shall elect by notice to the Borrower). As provided in Section 2.04(d) of the Credit Agreement, Borrower may be required to pay to Bank, as an additional fee, an amount equal to $100,000.

      This Note is the "Revolving Note" provided for in, and is entitled to the benefits of, the Credit Agreement. Pursuant to the Credit Agreement, the Borrower's obligations under this Note may be accelerated upon the occurrence of an Event of Default. It is contemplated that because of prepayments there may be times when no indebtedness is owed under this Note; but notwithstanding such prepayments, this Note shall remain valid and shall be in force as to Advances made pursuant to the Credit Agreement after such prepayments. This Note is also guaranteed by the Guaranties.

               Page 1 of a 2 Page $30,000,000 Promissory Note

AM

                                                                      --------
                                                                        Initials

      If this Note is not paid at maturity whether by acceleration or otherwise and is placed in the hands of an attorney for collection, or suit is filed hereon, or proceedings are had in bankruptcy, receivership, reorganization, arrangement or other legal proceedings for collection hereof, Borrower and each party liable hereon agree to pay the Bank its collection costs, including a reasonable amount for attorneys' fees. The Borrower and each other party liable hereon hereby expressly waive bringing of suit and diligence in taking any action to collect any sums owing hereon and in the handling of any security, and the Borrower and each other liable party hereby consent to and agree to remain liable hereon regardless of any renewals, extensions for any period or rearrangements hereof, or partial prepayments hereon, or any release or substitution of security herefor, in whole or in part, with or without notice, from time to time, before or after maturity. The Borrower and each other liable party also waive presentment, demand, protest, or further notice (including, without limitation, notice of intent to accelerate and notice of acceleration).

      It is the intention of the Borrower and the Bank to conform strictly to applicable usury laws, if any. Accordingly, notwithstanding anything to the contrary in this Note or any other agreement entered into in connection herewith, it is agreed as follows: (i) the aggregate of all interest and any other charges constituting interest under applicable law and contracted for, chargeable or receivable under this Note or otherwise in connection with the obligation evidenced hereby shall under no circumstances exceed the maximum amount of interest permitted by applicable law, if any, and any excess shall be deemed a mistake and cancelled automatically and, if theretofore paid, shall, at the option of the Bank, be refunded to the Borrower or credited on the principal amount of this Note; and (ii) in the event that the entire unpaid balance of this Note is declared due and payable by the Bank, then earned interest may never include more than the maximum amount permitted by applicable law, if any, and any unearned interest shall be cancelled automatically and, if theretofore paid, shall at the option of the Bank, either be refunded to the Borrower or credited on the principal amount of this Note.

      This Note shall be governed by and construed and enforced in accordance with the laws of the State of Texas, except that Article 5069, Chapter 15 of Title 79 of the Texas Revised Civil Statutes shall not apply to this Note or the Credit Agreement.

                                          BETTIS CORPORATION

                                        By:

                                      Name:

                                     Title:

               Page 2 of a 2 Page $30,000,000 Promissory Note

                                   EXHIBIT "B"

                                 PROMISSORY NOTE


$10,000,000.00                  Houston, Texas                     May 6, 1994

     For value received, the undersigned, Bettis Corporation, a Delaware corporation ("Borrower"), promises to pay to the order of Bank One, Texas, N.A. ("Bank") (i) the principal sum of Ten Million and No/100 United States Dollars (U.S. $10,000,000.00), and (ii) interest thereon from and after the date hereof until maturity on the unpaid principal balance outstanding from time to time thereon at the rate of five and ninety five one-hundredths percent (5.95%) per annum at the Bank's office at 910 Travis, Houston, Texas 77002 (or such other address as the Bank shall elect by notice to the Borrower). Unless otherwise defined in this Promissory Note ("Note"), all capitalized terms shall have the meaning assigned to those terms in the "Credit Agreement" between Bank and Borrower of even date herewith, which is herein so called.

     This Note shall be due and payable in quarterly installments of principal in the amount of FIVE HUNDRED THOUSAND AND NO/100 DOLLARS ($500,000.00) each, plus accrued and unpaid interest, the first of which installments shall become due and payable on July 1, 1994, with a like installment of principal, plus accrued and unpaid interest becoming due and payable on the first day of each succeeding August, November, February and May thereafter until April 30, 1999, when the Note, including all principal and accrued interest due thereon, shall be fully and finally paid in its entirety.

     This Note is the "Term Note" provided for in, and is entitled to the benefits of, the Credit Agreement. Pursuant to the Credit Agreement, the Borrower's obligations under this Note may be accelerated upon the occurrence of an Event of Default. This Note is also guaranteed by the Guaranties.

     Borrower shall not have the right to prepay this Note except as provided in this paragraph. Borrower reserves the privilege of paying this Note in full on any installment payment date provided that, in addition to the principal and accrued interest, an amount equal to the percentage of principal remaining unpaid on the installment payment date next preceding the date of such payment shall be paid according to the following schedule: three percent (3%) during the first loan year, two percent (2%) during the second loan year, one percent (1%) during the third loan year and zero percent (0%) during each loan year thereafter until this Note is fully paid. In the event of default hereunder and following an acceleration of maturity by the Payee as provided herein, a tender of payment of the amount necessary to satisfy the entire indebtedness evidenced by this Note or any other instruments or documents securing this Note, is made at any time prior to or in conjunction with a foreclosure sale, shall be deemed to constitute an attempted evasion of such restrictions on the right of prepayment and shall be deemed a voluntary prepayment hereunder and any such payment shall include the prepayment fee as described above. As used herein, the term "loan year" shall mean any period of one year commencing with the date of the first payment of combined principal and interest hereunder or of any anniversary of such date. All prepayments under the Note, whether designated as payments of principal or interest, shall

                                                                      --------
                                                                        Initials
be applied: first to the fee described above and unpaid and accrued interest; then to the discharge of any expenses or damages for which Bank may be entitled to reimbursement under the terms of the Note or under the terms of any document executed in connection therewith; and lastly, to unpaid principal in the inverse order of maturity.

     If this Note is not paid at maturity whether by acceleration or otherwise and is placed in the hands of an attorney for collection, or suit is filed hereon, or proceedings are had in bankruptcy, receivership, reorganization, arrangement or other legal proceedings for collection hereof, Borrower and each party liable hereon agree to pay the Bank its collection costs, including a reasonable amount for attorneys' fees. The Borrower and each other party liable hereon hereby expressly waive bringing of suit and diligence in taking any action to collect any sums owing hereon and in the handling of any security, and the Borrower and each other liable party hereby consent to and agree to remain liable hereon regardless of any renewals, extensions for any period or rearrangements hereof, or partial prepayments hereon, or any release or substitution of security herefor, in whole or in part, with or without notice, from time to time, before or after maturity. The Borrower and each other liable party also waive presentment, demand, protest, or further notice (including, without limitation, notice of intent to accelerate and notice of acceleration).

     It is the intention of the Borrower and the Bank to conform strictly to applicable usury laws, if any. Accordingly, notwithstanding anything to the contrary in this Note or any other agreement entered into in connection herewith, it is agreed as follows: (i) the aggregate of all interest and any other charges constituting interest under applicable law and contracted for, chargeable or receivable under this Note or otherwise in connection with the obligation evidenced hereby shall under no circumstances exceed the maximum amount of interest permitted by applicable law, if any, and any excess shall be deemed a mistake and cancelled automatically and, if theretofore paid, shall, at the option of the Bank, be refunded to the Borrower or credited on the principal amount of this Note; and (ii) in the event that the entire unpaid balance of this Note is declared due and payable by the Bank, then earned interest may never include more than the maximum amount permitted by applicable law, if any, and any unearned interest shall be cancelled automatically and, if theretofore paid, shall at the option of the Bank, either be refunded to the Borrower or credited on the principal amount of this Note.

     This Note shall be governed by and construed and enforced in accordance with the laws of the State of Texas, except that Article 5069, Chapter 15 of Title 79 of the Texas Revised Civil Statutes shall not apply to this Note or the Credit Agreement.

                                          BETTIS CORPORATION

                                          By:
                                          Name:
                                          Title:

                                    EXHIBIT C

                         FORM OF COMPLIANCE CERTIFICATE

     This certificate dated as of _____________________ is prepared pursuant to paragraph [either] (d) [or] (e) of Article V of the Amended and Restated Credit Agreement dated as of ____________, 1996 ("Agreement") by and between Bettis
Corporation ("Borrower"), and Bank One, Texas, N.A. (the "Bank"). Unless otherwise defined in this certificate, capitalized terms shall have the meaning given to them in the Agreement.

     The Borrower hereby certifies to the Bank (a) that as of the date hereof no Event of Default has occurred and is continuing, (b) that as of the date hereof all of the representations and warranties made by the Borrower in the Agreement are true and correct in all material respects on the date of this certificate as if made on this date (except such representations and warranties that by their terms relate to a specific date), and (c) that as of [last day of previous quarter] the following amounts and calculations were true and correct:

1.    The  Borrower's  liabilities  as  indicated  on its  balance  sheet  was
      $_____________ and its Consolidated Tangible Net Worth was $________________; therefore, its Debt to Worth Ratio was ___________

      to 1.0.

2.    The  Borrower's  Current Assets were $  _________________  and its Current
      Liabilities  was  $  _____________;   therefore,   it  Current  Ratio  was
      _______________ to 1.0.

3.    The Borrower's Fixed Charge Coverage Ratio was _______ to 1.0.

4.    The Borrower's Debt to Earnings Ratio was _____ to 1.0.

                               BETTIS CORPORATION

                                          By:

                                      Name:

                                     Title:

                                 Schedule IV (k)

Bettis UK Ltd.

Bettis GmbH

Bettis France Ltd.

Bettis Canada Ltd.

Dantorque A-S

Bettis Electric Actuator Corporation

Prime Actuator Control Systems, Inc.

Shafer Valve Company

                                                                    EXHIBIT 11.1


                               BETTIS CORPORATION

         COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        1996          1995
                                                                    ------------  --------
Computation of primary earnings per common share:

Net earnings applicable to common stock............................. $   1,081     $     973
                                                                     =========     =========

Weighted average number of common shares outstanding................ 8,483,435     8,480,235
Common shares issuable from stock option plans......................   778,000       490,000
Less:  shares assumed repurchased with proceeds.....................  (650,136)     (471,216)
                                                                     ---------     ---------
Common and common equivalent shares outstanding..................... 8,611,299     8,499,019
                                                                     =========     =========

Primary earnings per common share................................... $     .13     $     .11
                                                                     =========     =========


Computation of earnings per common share assuming full dilution:

Net earnings applicable to common stock assuming full dilution...... $   1,081     $     973
                                                                     =========     =========

Weighted average number of common shares outstanding................ 8,483,435     8,480,235
Common shares issuable from stock option plans......................   778,000       490,000
Less:  shares assumed repurchased with proceeds.....................  (643,723)     (463,634)
                                                                     ---------     ---------
Common and common equivalent shares outstanding
     assuming full dilution......................................... 8,617,712     8,506,601
                                                                     =========     =========

Fully diluted earnings per common share............................. $     .13     $     .11
                                                                     =========     =========

                                                                    EXHIBIT 11.2


                               BETTIS CORPORATION

         COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        1996          1995
                                                                    ------------  --------
Computation of primary earnings per common share:

Net earnings applicable to common stock............................. $     489     $     562
                                                                     =========     =========

Weighted average number of common shares outstanding................ 8,483,435     8,480,235
Common shares issuable from stock option plans......................   778,000       490,000
Less:  shares assumed repurchased with proceeds.....................  (648,290)     (468,098)
                                                                     ---------     ---------
Common and common equivalent shares outstanding..................... 8,613,145     8,502,137
                                                                     =========     =========

Primary earnings per common share................................... $     .06     $     .07
                                                                     =========     =========


Computation of earnings per common share assuming full dilution:

Net earnings applicable to common stock assuming full dilution...... $     489     $     562
                                                                     =========     =========

Weighted average number of common shares outstanding................ 8,483,435     8,480,235
Common shares issuable from stock option plans......................   778,000       490,000
Less:  shares assumed repurchased with proceeds.....................  (639,461)     (457,235)
                                                                     ---------     ---------
Common and common equivalent shares outstanding
     assuming full dilution......................................... 8,621,974     8,513,000
                                                                     =========     =========

Fully diluted earnings per common share............................. $     .06     $     .07
                                                                     =========     =========