Form 10-Q
period 1996-09-30
BETTIS CORP /DE/
filed 1996-11-14
CIK 919964

------------------------------------------------------------------------------
------------------------------------------------------------------------------





                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (281) 463-5100

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of November 12, 1996, 8,483,435 shares of common stock ($.01 par value) were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                               BETTIS CORPORATION

PART I.FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

     I. Consolidated Balance Sheets (unaudited) as of September 30, 1996 and December 31, 1995.

     II. Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 1996 and 1995.

     III. Consolidated Statements of Operations (unaudited) for the three months ended September 30, 1996 and 1995.

     IV. Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1996 and 1995.

     V.   Notes to Consolidated Financial Statements (unaudited).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 1.  FINANCIAL STATEMENTS

                               BETTIS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                      SEPTEMBER 30, DECEMBER 31,
                                                           1996        1995
                                                             (IN THOUSANDS)
                                     ASSETS
Current assets:
    Cash and cash equivalents ........................... $ 1,322    $   801
    Accounts receivable, net.............................  18,706     12,321
    Inventories..........................................  19,151      9,097
    Prepaid expenses.....................................   1,330        931
    Other current assets.................................     550        418
                                                          -------    -------
      Total current assets...............................  41,059     23,568
Property, plant and equipment, net.......................  22,564     15,368
Excess cost over net assets acquired,
     less accumulated amortization of $1,055 and $835,
     respectively........................................  11,625      5,853
Other assets.............................................   2,949      1,087
                                                          -------    -------
                                                          $78,197    $45,876
                                                          =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term bank debt................................. $ 4,223     $3,364
    Accounts payable, trade..............................   5,668      4,791
    Accrued liabilities..................................  10,973      3,741
    Current maturities of long-term debt.................   2,730      2,583
                                                          -------     ------
      Total current liabilities..........................  23,594     14,479
                                                          -------     ------
Long-term debt...........................................  28,987      9,898
                                                          -------     ------
Deferred income taxes....................................   1,988        624
                                                          -------     ------
Other non-current liabilities............................     644         66
                                                          -------     ------
Commitments and contingencies (Note 4)
Stockholders' equity:
    Common stock, par value $.01 per share, 30,000,000
      shares authorized and 8,483,435 and 8,480,235
      shares issued and outstanding at September 30,
      1996 and December 31, 1995, respectively...........      85         85
    Paid-in capital......................................   5,777      5,767
    Retained earnings....................................  18,365     16,121
    Cumulative translation adjustment....................  (1,243)    (1,164)
                                                          -------     ------
      Total stockholders' equity.........................  22,984     20,809
                                                          -------     ------
                                                          $78,197    $45,876
                                                          =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                               BETTIS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                               1996       1995

Net revenues.............................................    $52,114    $40,407
                                                             -------    -------
Operating costs and expenses:
    Manufacturing and direct.............................     34,858     26,434
    Selling, general and administrative..................     12,033     10,638
                                                             -------    -------
                                                              46,891     37,072

Operating income.........................................      5,223      3,335
                                                             -------    -------
Other income (expense):
    Interest.............................................     (1,262)      (826)
    Other, net...........................................          2        227
                                                             -------    -------
                                                              (1,260)      (599)

Earnings before income tax provision.....................      3,963      2,736

Income tax provision.....................................      1,719      1,091
                                                             -------    -------

Net earnings.............................................    $ 2,244    $ 1,645
                                                             =======    =======



Earnings per common share................................    $   .26     $  .19
                                                             =======     ======

Weighted average common and common equivalent shares
     outstanding.........................................  8,636,889  8,515,208
                                                           =========  =========



















The accompanying notes are an integral part of the consolidated financial statements.

                               BETTIS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                            1996       1995

Net revenues............................................. $22,300    $14,013
                                                          -------    -------
Operating costs and expenses:
    Manufacturing and direct.............................  14,999      9,213
    Selling, general and administrative..................   4,841      3,548
                                                          -------     ------
                                                           19,840     12,761

Operating income.........................................   2,460      1,252
                                                          -------     ------
Other income (expense):
    Interest.............................................    (714)      (241)
    Other, net...........................................     144         82
                                                          -------     ------
                                                             (570)      (159)

Earnings before income tax provision.....................   1,890      1,093

Income tax provision.....................................     727        421
                                                          -------     ------

Net earnings............................................. $ 1,163     $  672
                                                          =======     ======



Earnings per common share................................ $   .13     $  .08
                                                          =======     ======

Weighted average common and common equivalent shares
     outstanding.                                       8,682,284  8,547,059
                                                        =========  =========



















The accompanying notes are an integral part of the consolidated financial statements.

                               BETTIS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED )
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                           1996        1995
                                                             (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ............................................ $ 2,244      $1,645
Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization............................   2,290       1,779
(Gain) loss on sale of assets............................     (25)         11
Deferred income taxes....................................    (150)        (29)
Changes in assets and liabilities, net of effects
 from acquisitions:
    (Increase) decrease in accounts receivable, net......     121      (1,463)
    Increase in inventories..............................  (2,232)       (937)
    Increase in prepaid expenses and other current assets.   (556)       (222)
    Increase (decrease) in accounts payable, trade.......    (787)        452
    Increase in accrued liabilities......................   1,299         952
                                                          -------      ------
     Net cash provided by operating activities...........   2,204       2,188
                                                          -------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment...............    (924)       (867)
Proceeds from sale of assets.............................     121           5
Purchase of stock of Shafer Valve Company,
    net of cash received................................. (13,399)          -
Purchase of stock of Dantorque A/S, net of cash
     received. ..........................................  (3,032)          -
Purchase of stock of Prime Actuator Control Systems,
     Ltd. and Prime Actuator Control Systems, Inc,
     net of cash received.. .............................  (2,467)          -
                                                          -------      ------
     Net cash used in investing activities............... (19,701)       (862)
                                                          -------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term bank debt.........................    (944)       (163)
Reduction of long-term debt..............................  (1,954)     (2,441)
Long-term debt borrowings................................  21,100           -
Exercise of stock options................................      10           -
                                                          -------      ------
     Net cash provided by (used in) financing activities.  18,212      (2,604)
                                                          -------      ------

Effect of exchange rate changes on cash..................    (194)       (384)
                                                          -------      ------
Net increase (decrease) in cash and cash equivalents.....     521      (1,662)
Cash and cash equivalents at beginning of period.........     801       2,489
                                                          -------      ------
Cash and cash equivalents at end of period............... $ 1,322      $  827
                                                          =======      ======










The accompanying notes are an integral part of the consolidated financial statements.

                               BETTIS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The financial statements of Bettis Corporation ("Bettis" or the "Company") and its wholly-owned subsidiaries are presented on a consolidated basis and include all adjustments, consisting of normal recurring adjustments and any other financial adjustments, considered necessary by management for the fair presentation of the consolidated financial position of Bettis and its subsidiaries at September 30, 1996 and the consolidated results of their operations for the three and nine months ended September 30, 1996 and 1995, and their cash flows for the nine months ended September 30, 1996 and 1995.

    All significant intercompany transactions and balances are eliminated. This presentation is consistent with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 and should be read in conjunction herewith.

2.  INVENTORIES

    At September 30, 1996 and December 31, 1995, inventories were comprised of the following:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                           1996        1995
                                                            (IN THOUSANDS)

    Raw materials and supplies......................... $16,392       $8,470
    Finished parts and sub-assemblies..................   2,759          627
                                                        -------       ------
                                                        $19,151       $9,097
                                                        =======       ======

                               BETTIS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.  LONG-TERM DEBT AND OBLIGATIONS

    Long-term debt at September 30, 1996 and December 31, 1995 consisted of the following:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                           1996        1995
                                                            (IN THOUSANDS)

Note payable to bank, interest at 5.95% payable
     through 1999....................................    $5,500     $ 7,000
Revolving credit facility, interest at prime rate
     (8.25% at September 30, 1996) payable through
     April 30, 1998..................................    22,100       1,000
Term loan to bank, interest at the Canadian prime
     rate (6.5% at September 30, 1996) payable
     through August 31, 2001.........................     1,835       2,107
Term loan to bank, interest at the Danish rate
     (7.5% at September 30, 1996) payable through
     March 28, 1998..................................       184           -
Capital lease obligations............................     2,098       2,374
                                                        -------     -------
                                                         31,717      12,481

    Less current maturities..........................    (2,730)     (2,583)
                                                        -------     -------
                                                        $28,987     $ 9,898
                                                        =======     =======

    On June 6, 1996, the credit agreement between Bettis and its bank was amended to increase the revolving credit facility from $7,000,000 to $10,000,000 and to extend the maturity date to April 30, 1998. Funds from the amended facility were used for the acquisition of the stock of Dantorque A/S ("Dantorque").

    On July 8, 1996, the credit agreement between Bettis and its bank was modified and restated. The modified and restated credit agreement allows for a term loan facility, a $30,000,000 revolving credit facility and a $2,000,000 foreign exchange facility. At September 30, 1996, the outstanding balance of the term loan facility was $5,500,000, bears interest at the rate of 5.95% per annum and matures on April 30, 1999. Principal in the amount of $500,000 plus interest is payable quarterly. At September 30, 1996, the revolving credit facility had an outstanding balance of $22,100,000.

    As collateral for the modified and restated credit facility, the Company pledged substantially all of its assets in the United States and gave a security interest in the stock of its foreign subsidiaries. The credit facility contains covenants relating to: a minimum current ratio; a maximum ratio of debt to earnings before taxes, interest and depreciation; a minimum tangible net worth; a minimum fixed charge coverage ratio; and an annual maximum amount of capital expenditures. In addition, the Company is prohibited from incurring additional collateralized indebtedness with the exception of a permitted amount of purchase money indebtedness. Interest is payable quarterly. The funds made available from the modified and restated credit facility were used to acquire the stock of Prime Actuator Control Systems Ltd. ("Prime UK"), Prime Actuator Control Systems, Inc. ("Prime US") and Shafer Valve Company ("Shafer").

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

                               BETTIS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.  INCOME TAXES

    The components of pre-tax earnings and the income tax provision were as follows:

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                        1996        1995
                                                          (IN THOUSANDS)

    Pre-tax earnings:
        Domestic..................................... $ 3,555     $ 2,439
        Foreign......................................     408         297
                                                      -------      ------
                                                      $ 3,963     $ 2,736
                                                      =======     =======
    Income tax provision (benefit):
        Current:
           U.S. Federal.............................. $ 1,227     $   868
           State.....................................     143          66
           Foreign...................................     499         186
                                                      -------      ------
                                                        1,869       1,120

        Deferred:
           U.S. Federal..............................     (84)        (43)
           Foreign...................................     (66)         14
                                                      -------      ------
                                                         (150)        (29)

    Total income tax provision....................... $ 1,719     $ 1,091
                                                      =======     =======


6.  EARNINGS PER SHARE

    At September 30, 1996, common stock outstanding aggregated 8,483,435 shares. Primary earnings per share were calculated on the basis of 8,636,889 and 8,515,208 weighted shares for the nine months ended September 30, 1996 and 1995, respectively. Fully diluted earnings per share are not presented as the results would not be materially different from primary earnings per share.

7.  ACQUISITIONS

    On June 7, 1996, the Company purchased 100% of the outstanding stock of Dantorque for $3,000,000 in cash. Dantorque is located in Esbjerg, Denmark and manufactures a line of actuators used principally in subsea applications. Dantorque's revenues in 1995 were approximately $3,000,000.

    On June 20, 1996, the Company purchased 100% of the outstanding stock of Prime UK and Prime US for $4,000,000 in cash. Prime UK is located in Glenrothes, Scotland and manufactures scotch yoke actuators. Prime US is located in Houston, Texas and is the United States sales operation for Prime UK. In 1995, revenues of Prime UK and Prime US were approximately $9,000,000.

                               BETTIS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

    On July 9, 1996, the Company entered into an agreement to purchase 100% of the stock of Shafer located in Mansfield, Ohio, from Valley City Steel Company for $13,200,000 in cash. Shafer manufactures a line of rotary vane actuators principally used in the oil and gas pipeline industry. Shafer had 1995 revenues totaling approximately $16,500,000.

    The pro forma financial information with respect to the aforementioned acquisitions for the nine months ended September 30, 1996 and 1995, assuming the above acquisitions had occurred on January 1, 1995, is as follows:

                                                      1996        1995
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

           Net revenues............................ $62,136    $57,561
           Net earnings............................   1,207      1,603
           Earnings per common share...............     .14        .19


8.  PENDING MERGER

    On September 17, 1996, the Company entered into a definitive agreement with Daniel Industries, Inc. ("Daniel") providing for the merger of the two companies. Pursuant to the terms of the merger agreement, stockholders of the Company will receive .58 shares of Daniel for each share of the Company. The exchange ratio is fixed and will not be adjusted for changes in the market price of either company's common stock. The transaction will be accounted for as a pooling of interests.

    A special meeting of the stockholders of the Company has been set for December 12, 1996 to vote on the pending merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

    Revenues for the nine month period ended September 30, 1996 totalled $52,114,000 as compared to $40,407,000 for the same period in 1995, an increase of 29.0%. Excluding the revenues of Shafer, Dantorque, Prime UK and Prime US, acquisitions of the Company made during the second and third quarters of 1996, revenues increased by 11.7%. The increase in revenues before acquisitions was due principally to strengthening of the Company's United States and European operations.

    Gross margin as a percentage of revenues was 33.1% and 34.6% for the nine month periods ended September 30, 1996 and 1995, respectively. The margin decrease was due principally to lower margins attributable to the types of products sold.

    Selling, general and administrative expense increased by $1,395,000 between the 1996 and 1995 periods due principally to expenses of the newly acquired companies described above.

    Interest expense for the nine months ended September 30, 1996 increased by $436,000 from the same period of 1995 principally due to increased borrowings for the acquisitions noted above.

    The effective tax rates for the nine months ended September 30, 1996 and 1995, respectively, were 43.4% and 39.9%. The principal reason for the difference between the statutory rate of 34% and the effective tax rate was the effect of state income taxes and losses from operations at the Company's French subsidiary for which no tax benefit is available.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

    Revenues for the three month period ended September 30, 1996 totalled $22,300,000 as compared to $14,013,000 for the same period in 1995, reflecting an increase of $8,287,000, or 59.1%. Excluding the revenues of the acquisitions made during 1996 noted above, revenues of the Company increased by 10.5% between the 1996 and 1995 periods.

    Gross margin as a percentage of revenues was 32.7% and 34.3% for the three month periods ended September 30, 1996 and 1995, respectively. The margin decrease was due principally to lower margins attributable to the types of products sold.

    Selling, general and administrative expenses increased by $1,293,000 between the 1996 and 1995 periods. Costs attributable to the newly acquired companies were offset by reduced costs due to personnel layoffs at the Company's French operations.

    Interest expense for the three months ended September 30, 1996 increased by $473,000 from the same period in 1995 principally due to increased borrowings incurred to acquire the new subsidiaries described above.

    The effective tax rate for the three months ended September 30, 1996 and 1995, was 38.5%. The principal reason for the difference between the statutory rate of 34% and the effective tax rate was the effect of state income taxes and the effect of the losses at the Company's French subsidiary for which no tax benefit was available.

LIQUIDITY AND FINANCIAL CONDITION

    Cash provided by operations was $2,204,000 for the nine months ended September 30, 1996 as compared to cash provided from operations in the same 1995 period of $2,188,000.

    Working capital at September 30, 1996 was $17,465,000. This was an increase of $8,376,000 from December 31, 1995 and was due principally to the earnings of the Company and the acquisitions made by the Company during the second and third quarters of 1996.

    On June 7, 1996, the Company purchased 100% of the outstanding stock of Dantorque for $3,000,000 in cash. Dantorque is located in Esbjerg, Denmark and manufactures a line of actuators used principally in subsea applications. Dantorque's revenues in 1995 were approximately $3,000,000.

    On June 20, 1996, the Company purchased 100% of the outstanding stock of Prime UK and Prime US for $4,000,000 in cash. Prime UK is located in Glenrothes, Scotland and manufactures scotch yoke actuators. Prime US is located in Houston, Texas and is the United States sales operation for Prime UK. In 1995, revenues of Prime UK and Prime US were approximately $9,000,000.

    On July 9, 1996, the Company entered into an agreement to purchase 100% of the stock of Shafer, located in Mansfield, Ohio, from Valley City Steel Company for $13,200,000 in cash. Shafer manufactures a line of rotary vane actuators principally used in the oil and gas pipeline industry. Shafer had 1995 revenues totaling approximately $16,500,000.

    On June 6, 1996, the credit agreement between Bettis and its bank was amended to increase the revolving credit facility from $7,000,000 to $10,000,000 and to extend the maturity date to April 30, 1998. Funds from the amended facility were used for the acquisition of the stock of Dantorque.

    On July 8, 1996, the credit agreement between Bettis and its bank was modified and restated. The modified and restated credit agreement allows for a term loan facility, a $30,000,000 revolving credit facility and a $2,000,000 foreign exchange facility. At September 30, 1996, the outstanding balance of the term loan facility was $5,500,000, bears interest at the rate of 5.95% per annum and matures on April 30, 1999. Principal in the amount of $500,000 plus interest is payable quarterly. At September 30, 1996, the revolving credit facility had an outstanding balance of $22,100,000.

    As collateral for the modified and restated credit facility, the Company pledged substantially all of its assets in the United States and gave a security interest in the stock of its foreign subsidiaries. The credit facility contains covenants relating to: a minimum current ratio; a maximum ratio of debt to earnings before taxes, interest and depreciation; a minimum tangible net worth; a minimum fixed charge coverage ratio; and an annual maximum amount of capital expenditures. In addition, the Company is prohibited from incurring additional collateralized indebtedness with the exception of a permitted amount of purchase money indebtedness. Interest is payable quarterly. The funds made available from the modified and restated credit facility were used to acquire the stock of Prime UK, Prime US and Shafer.

    Each of Bettis' foreign subsidiaries has a credit facility with a bank in the country in which its principal office is located. At September 30, 1996, the aggregate amount of loans outstanding under these credit facilities was approximately $8,280,000.

    Capital expenditures for the nine month period ended September 30, 1996 were $924,000. Bettis anticipates that capital expenditures during the remainder of 1996 will be approximately $2,500,000. The Company expects to fund these expenditures and all working capital requirements through funds from operations and borrowings under its revolving lines of credit.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and reports on Form 8-K

     (a) Exhibits: 10.1  Agreement and Plan of Merger by and among Daniel
                         Industries, Inc., Blue Acquisition Inc. and Bettis Corporation dated September 17, 1996.

                   11.1 Computation of Earnings Per Common and Common Equivalent Shares for the nine months ended September 30, 1996 and 1995.

                   11.2 Computation of Earnings Per Common and Common Equivalent Shares for the three months ended September 30, 1996 and 1995.

    (b) The following Form 8-K's were filed by the Company during the quarter ended September 30, 1996:

                      1) Form 8-K dated July 5, 1996 reporting acquisition of
                         all the outstanding stock of Prime Actuator Control Systems, Ltd. and Prime Actuator Control Systems, Inc.

                      2) Form 8-K/A dated September 3, 1996 reporting financial
                         information of Prime Actuator Control Systems Ltd. and Prime Actuator Control Systems, Inc.

                      3) Form 8-K dated July 23, 1996 reporting acquisition of
                         all the outstanding stock of Shafer Valve Company.

                      4) Form 8-K/A dated September 23, 1996 reporting financial information of Shafer Valve Company.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BETTIS CORPORATION
                                               (REGISTRANT)



Date: November 14, 1996              By:     /S/ Wilfred M. Krenek
                                     ------------------------------------
                                     WILFRED M. KRENEK, VICE PRESIDENT,
                                     AND CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                                                  EXHIBIT 11.1

                               BETTIS CORPORATION
     COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           1996         1995

Computation of primary earnings per common share:
Net earnings applicable to common stock.................  $  2,244   $  1,645
                                                          ========   ========

Weighted average number of common shares outstanding.... 8,483,435  8,480,235
Common shares issuable from stock option plans..........   770,000    490,000
Less:  shares assumed repurchased with proceeds.........  (616,546)  (455,027)
                                                          --------   --------
Common and common equivalent shares outstanding......... 8,636,889  8,515,208
                                                         =========  =========

Primary earnings per common share....................... $     .26  $     .19
                                                         =========  =========


Computation of earnings per common share assuming full dilution:
Net earnings applicable to common stock assuming full
  dilution. ............................................ $   2,244  $   1,645
                                                         =========  =========

Weighted average number of common shares outstanding.... 8,483,435  8,480,235
Common shares issuable from stock option plans..........   770,000    490,000
Less:  shares assumed repurchased with proceeds.........  (601,579)  (447,210)
                                                          --------   --------
Common and common equivalent shares outstanding
    assuming full dilution.............................. 8,651,856  8,523,025
                                                         =========  =========

Fully diluted earnings per common share................. $     .26  $     .19
                                                         =========  =========

                                                                  EXHIBIT 11.2

                               BETTIS CORPORATION
     COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES FOR THE
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             1996         1995

Computation of primary earnings per common share:
Net earnings applicable to common stock.................   $ 1,163      $   672
                                                           =======      ========

Weighted average number of common shares outstanding.... 8,483,435    8,480,235
Common shares issuable from stock option plans..........   770,000      490,000
Less:  shares assumed repurchased with proceeds.........  (571,151)    (423,176)
                                                          --------     --------
Common and common equivalent shares outstanding......... 8,682,284    8,547,059
                                                         =========    =========

Primary earnings per common share....................... $     .13    $     .08
                                                         =========    =========


Computation of earnings per common share assuming
     full dilution:
Net earnings applicable to common stock assuming full
      dilution. ........................................ $   1,163    $     672
                                                         =========    =========

Weighted average number of common shares outstanding.... 8,483,435    8,480,235
Common shares issuable from stock option plans..........   770,000      490,000
Less:  shares assumed repurchased with proceeds.........  (539,263)    (414,897)
                                                         ---------    ---------
Common and common equivalent shares outstanding
    assuming full dilution.............................. 8,714,172    8,555,338
                                                         =========    =========

Fully diluted earnings per common share................. $     .13    $     .08
                                                         =========    =========